Form 10QSB
period 1995-06-30
MARLTON TECHNOLOGIES INC
filed 1996-03-28
CIK 96988

                 "CONFIRMING ELECTRONIC COPY OF PAPER FILING"
                 --------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                --------

                           MARLTON TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          New Jersey                                             22-1825970
-------------------------------                             ------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                          2828 Charter Road, Suite 101.
             Philadelphia, PA                             19154
    -------------------------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number (215) 676-6900
                                              --------------



                  Former name, former address and former fiscal
                       year, if changed since last report.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X          No
                    --------         --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes          No
   --------    --------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 3,905,499
     ------------

           Transitional Small Business Disclosure Form (check one):
Yes          No   X
   --------    -------

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994


                                  (Unaudited)


                                                         June 30,      December 31,
                                                           1995            1994
                                                         --------      -------------
                       ASSETS
Current:
   Cash and cash equivalents                           $    947,222    $  1,469,175
   Accounts receivable, net of allowance
     of $135,859 and $85,579, respectively                4,261,960       4,185,935
   Inventory (Note 2)                                     1,844,888       2,275,266
   Prepaids and other current assets                        406,081         212,285
   Deposits and advances                                    204,431         669,889
   Deferred income taxes (Note 4)                           191,000         191,000
                                                       ------------    ------------
          Total current assets                            7,855,582       9,003,550

Property and equipment, net of accumulated
  depreciation and amortization                           2,396,166       2,346,306
Goodwill, net of accumulated amortization of
  $527,104 and $464,358, respectively                     2,836,018       2,898,764
Deferred income taxes, net of current portion             1,259,000       1,354,000
Other assets, net of accumulated amortization
  of $553,596 and $463,451, respectively                    460,387         542,091
                                                       ------------    ------------
          Total assets                                 $ 14,807,153    $ 16,144,711
                                                       ============    ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                   $    958,940    $    796,515
   Accounts payable                                         919,915       1,700,404
   Accrued expenses and other                             3,041,408       3,929,753
                                                       ------------    ------------
          Total current liabilities                       4,920,263       6,426,672

Long-term debt, net of current portion                      484,469         691,676
                                                       ------------    ------------
          Total liabilities                               5,404,732       7,118,348
                                                       ------------    ------------



Stockholders' equity:
   Common stock, $.10 par - shares authorized
     10,000,000; 3,905,499 issued and outstanding           390,550         390,023
   Additional paid-in capital                            20,145,946      20,137,473
   Accumulated deficit                                  (11,022,399)    (11,389,456)
                                                       ------------    ------------

                                                          9,514,097       9,138,040

   Less cost of 5,000 treasury shares                       111,677         111,677
                                                       ------------    ------------

          Total stockholders' equity                      9,402,421       9,026,363
                                                       ------------    ------------
          Total liabilities and stockholders' equity   $ 14,807,153    $ 16,144,711
                                                       ============    ============

               See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  (UNAUDITED)





                                                                            Common Stock              Additional
                                                        Shares        Issued           Treasury         Paid-in         Accumulated
                                                       Issued         Amount            Amount          Capital           Deficit
                                                     ---------     ------------     -------------     ------------     -------------
Balance, January 1, 1995                             3,900,225     $    390,023     $   (111,677)     $ 20,137,473     $(11,389,456)

Additional shares issued                                 5,274              527               --             8,473               --

Net income for the six month  period                        --               --               --                --          367,057
                                                     ---------     ------------     ------------      ------------     ------------
Balance,  June 30, 1995                              3,905,499     $    390,550     $   (111,677)      $20,145,946     $(11,022,399)
                                                     =========     ============     ============      ============    =============

               See notes to consolidated financial statements.

                 MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)






                                                                 For the six months ended              For the three months ended
                                                                         June 30,                              June 30,
                                                                  1995               1994               1995                1994
                                                              ------------       ------------       ------------       ------------
Net sales                                                     $ 15,094,043       $ 13,061,938       $  7,712,415       $  6,015,635
Cost of sales                                                   10,688,054          9,220,772          5,584,431          4,271,174
                                                              ------------       ------------       ------------       ------------
      Gross profit                                               4,405,989          3,841,166          2,127,984          1,744,461
                                                              ------------       ------------       ------------       ------------

Expenses:
     Selling                                                     2,480,443          2,045,723          1,224,136            993,757
     Administrative and general                                  1,373,118          1,338,264            695,123            620,701
                                                              ------------       ------------       ------------       ------------
                                                                 3,853,561          3,383,987          1,919,259          1,614,458
                                                              ------------       ------------       ------------       ------------
      Operating profit                                             552,428            457,179            208,725            130,003
                                                              ------------       ------------       ------------       ------------

Other income (expense):
     Interest income                                                27,990              5,048             10,343              2,881
     Interest (expense)                                            (68,066)           (75,299)           (33,940)           (42,298)
     Other                                                           9,705              7,589             16,091             11,340
     Gain from insurance settlement (Note 3)                          --              250,000               --                 --
                                                              ------------       ------------       ------------       ------------
                                                                   (30,371)           187,338             (7,506)           (28,077)
                                                              ------------       ------------       ------------       ------------
Income before provision for income taxes                           522,057            644,517            201,219            101,926

Provision for income taxes (Note 4)                                155,000            260,000             65,000             40,000
                                                              ------------       ------------       ------------       ------------
Net income                                                    $    367,057       $    384,517       $    136,219       $     61,926
                                                              ============       ============       ============       ============

Number of common shares, weighted average                        3,936,901          3,873,210          3,936,989          3,895,225
                                                              ------------       ------------       ------------       ------------
Income per common share (Note 5):                             $       .093       $       .098       $       .035       $       .015
                                                              ============       ============       ============       ============

               See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)






                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                              1995                1994
                                                                                         -----------         -----------

Cash flows provided (expended) through operating activities:
     Net income                                                                          $   367,057         $   384,517
     Adjustments to reconcile net income to cash
       provided through operating activities:
          Depreciation and amortization                                                      604,208             439,788
     Change in assets and liabilities:
          (Increase) in accounts receivable, net                                             (76,025)           (997,431)
          (Increase) decrease in inventory                                                   430,378            (246,299)
          Decrease in prepaids and other assets                                              271,662              30,412
          Decrease in deferred income taxes                                                   95,000             225,000
          Increase (decrease) in accounts payable and other accrued expenses              (1,659,833)          1,137,199
                                                                                         -----------         -----------


     Net cash provided through operating activities                                           32,447             973,186
                                                                                         -----------         -----------
Cash flows from investing activities:
     Capital expenditures                                                                   (509,618)           (273,890)
                                                                                         -----------         -----------
     Net cash (expended) through investing activities                                       (509,618)           (273,890)
                                                                                         -----------         -----------
Cash flows provided (expended) through financing activities:
     Principal payments on long-term debt                                                    (44,782)           (140,564)
     Principal payments on revolving credit line                                            (601,000)         (3,094,000)
     Proceeds from revolving credit line                                                     601,000           2,599,000
     Proceeds from long-term debt                                                               --               500,000
     Proceeds from stock issuance                                                               --                34,500
                                                                                         -----------         -----------
     Net cash (expended) through financing activities                                        (44,782)           (101,064)
                                                                                         -----------         -----------
Increase (decrease) in cash and cash equivalents                                            (521,953)            598,232
Cash and cash equivalents - beginning of period                                            1,469,175             823,159
                                                                                         -----------         -----------
Cash and cash equivalents - end of period                                                $   947,222         $ 1,421,391
                                                                                         ===========         ===========

Supplemental cash flow information:
     Cash paid for interest                                                              $    60,672         $    70,299
                                                                                         ===========         ===========

               See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)






         Summary of Accounting Policies:

1.       Basis of Presentation:

        The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"), All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) have been made which are necessary to present fairly the financial condition as of June 30, 1995 and the results of operations and cash flows for the six month periods ended June 30, 1995 and 1994, respectively. The December 31, 1994 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.



2.      Inventory:

        Inventory, as of the respective dates, consist of the following:

                                                  June 30, 1995                  December 31, 1994

          Raw Materials                             $  397,517                       $   590,627
          Work In Process                            1,447,371                         1,684,639
                                                   -----------                       -----------
                                                    $1,844,888                        $2,275,266
                                                    ==========                        ==========



3.      Gain From Insurance Settlement

        During November 1993 the Company experienced a fire at its Melbourne, Florida location and during July 1994, a severe storm damaged portions of the Company's Philadelphia, Pennsylvania location. Both losses were covered by insurance. Total insurance benefits were $1,400,000. The Company recognized a gain of $250,000 from settlement of the claims during the first quarter of 1994.

4.       Income Taxes:

        The components of the provision for income taxes for the respective six month periods ended June 30, were as follows:

                                                   1995                                 1994
                                                   ----                                 ----

                Currently payable:
                  Federal                             $24,000                             $13,000
                  State                                36,000                              27,000
                                                     --------                            --------
                                                       60,000                              40,000
                Deferred:
                  Federal                              95,000                             220,000
                                                     --------                            --------
                                                     $155,000                            $260,000
                                                     ========                            ========




        The significant component of the deferred income tax provisions in 1995 and 1994 was the utilization of the Company's net operating loss carryforward. The difference between the provisions for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes is a result of state and local income taxes and goodwill amortization.



5.      Income per Common Share:



        Income per common share is based on the weighted average number of common shares outstanding during the period, adjusted for common equivalent shares when the effect is not antidilutive. Income per share of common stock, assuming full dilution, is equal to primary earnings per share for reported periods.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS

General Overview

On August 7, 1990, Marlton Technologies, Inc. (the "Company") acquired the current business of Sparks Exhibits Corp. ("Sparks"). Through this acquisition, the Company's core business became the custom design, manufacture and sale of sophisticated trade show exhibits, displays, signage and graphics for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields.

During the fourth quarter of 1990, Sparks purchased certain assets, principally customer lists, from DCA, Inc., a custom trade exhibit business. Additionally, Sparks formed a portable exhibits group, which distributes affiliated and non-affiliated manufacturers' portable exhibit products, in an effort to expand its market to include both high-end (custom exhibits) and lower-end (portable exhibits) products. During July 1991, a wholly-owned subsidiary of Sparks, Sparks Exhibits, Inc. ("Exhibits") acquired assets from two unrelated custom exhibit businesses in suburban Atlanta, Georgia.

During 1992 the Company, through two newly-formed wholly-owned subsidiaries, Sparks Exhibits, Ltd. ("Limited") and Sparks Exhibits Incorporated ("Incorporated"), acquired assets, respectively, from a custom and portable exhibit manufacturing business in suburban San Diego, California and a custom exhibit business in Melbourne, Florida.

During July 1993, the Company and an unrelated portable exhibit manufacturer, Abex Display Systems, Inc. ("ADSI"), entered into an agreement to organize a new corporation, Expose Display Systems, Inc. ("EDSI") to manufacture and market the Company's proprietary panelized portable exhibit - Expose - through ADSI's worldwide distribution network.

The benefits of management's aggressive growth plan, since the August 1990 acquisition of Sparks, has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets of the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups will position the Company to increase its revenue base through the continued offering of expanded products and services to a larger customer network.

RESULTS OF OPERATIONS

         Three months ended June 30, 1995 as compared with three months ended June 30, 1994

Sales

         Second quarter 1995 revenues of $7.712 million, the highest quarterly revenues in post-reorganization Company history, exceeded second quarter 1994 revenues of $6.015 million by approximately 28%.

         The increase of $1.7 million in second quarter 1995 revenues, as compared with the same period during 1994, is attributed to significant revenue increases from the museum/productions group, the international group, and the San Diego, California location. As indicated in the previously filed 10QSB for the first quarter 1995, the museum/productions group and the international group experienced a 56% decrease in first quarter 1995 revenues as compared with first quarter 1994 revenues. Accordingly, the decrease was, in fact, a timing issue, evidenced by the $1.2 million increase in second quarter 1995 museum/productions group and international group revenues over the related quarter during 1994.

         The 1994 investment by the Company in new, experienced account executives with existing bases of custom exhibit clients in the San Diego location created significantly higher second quarter 1995 revenues as compared with second quarter 1994 revenues. As these account executives continue to develop their client base, the Company anticipates a consistent revenue flow to assist in stabilizing the San Diego location.


Operating Profits

         The Company experienced a 60% increase in operating profits during the second quarter of 1995 as compared with the same period during 1994. This increase occurred due to higher sales levels during the second quarter of 1995 and the gross profits generated by those additional revenues. While the gross profit percentage dropped 1.4% for the comparative quarter in 1995 as compared with 1994, operating profits increased both as a percentage of sales and in real dollars. The increase in operating profits is due to reduction of selling and administrative costs, as a percentage of sales, during the second quarter of 1995. The decrease in the gross profit percentage is predominantly attributable to the higher sales volume of museum/production work, traditionally bid at lower gross profit margins, due to the competitive nature of this type of work. Additionally, the significant revenue increase from the San Diego facility was mainly in service categories which do not generate the higher margins of the manufactured sales category.


         As indicated in prior reports, the Company requires a consistent stream of sales volume from all four manufacturing facilities to create higher operating efficiencies and absorption of those facilities fixed overhead costs. To that end, the Company significantly relies upon sales volume generated from its museum/production sales group, international sales group and transferred work from the Philadelphia facility to contribute to the operating efficiencies in all manufacturing locations.

         Second quarter 1995 operating profits related to the Expose' product more than doubled when compared with the second quarter of 1994. The increased revenues assisted in the absorption of increased fixed overhead, selling and general and administrative expenses. While second quarter 1995 revenues were sufficient to offset these expense increases, future revenues to support the added costs cannot be guaranteed.

Direct costs of producing the Expose' panelized system, manufactured within ADSI's Los Angeles facility, continued to decline during the second quarter of 1995 as previously externally-purchased materials are now produced in-house. During the first quarter of 1995, EDSI invested approximately $75,000 in equipment to internally-produce the major component of the Expose' panelized system at a cost reduction of approximately 50%. The impact of this new capability was reflected in marginally higher gross profit levels during the second quarter of 1995 with additional benefits expected during the last six months of 1995.

         During the first two quarters of 1995 the portable sales group increased sales support costs to meet the demand from repeat customer sales as well as new client demands for customized exhibits utilizing standard portable exhibit components. Management believes the short-term cost increase will contribute to long-term sales growth. The effect of increased overhead costs within the portable sales group was to reduce that group's 1995 second quarter operating profits as compared with the same period during 1994.

Other Income (Expense)

               Other expense decreased by $22,000 during the second quarter 1995 as compared with the second quarter of 1994. This decrease is primarily attributed to a decrease in interest expense, as long-term debt is retired, and an increase in interest income.

Income Taxes

               The provision for income taxes, as a percentage of income before taxes, decreased to 30% as compared with 40% during 1994. This reduction is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See
Note 4 to the consolidated financial statements.

Net Income

               Net income more than doubled from $61,926 ($.015 per share) to $136,219 ($.035 per share) during the respective second quarter of 1994 as compared with the similar period during 1995. This increase is predominantly attributable to the higher second quarter 1995 operating profits as more fully described above.

Backlog

               The Company's backlog of orders at June 30, 1995 and June 30, 1994 remained relatively constant, at $3.0 million, as the Company enters the third quarter, its historically slowest quarter of the year.

         Six months ended June 30, 1995 as compared with six months ended June 30, 1994

Sales

               In the first six months of 1995, revenues of approximately $15.1 million, the highest semi-annual revenues in post-reorganization Company history, exceeded 1994 comparable period revenues of approximately $13.1 million by 15%.

               The increase in 1995's first six months revenues, when compared with the same period during 1994, is due to a general increase in sales to both new and existing clients. This increase in sales during 1995 is particularly attributable to the approximate doubling of revenues within the San Diego location during that period as compared with the same period during 1994, a 75% increase in museum/productions group revenues during 1995 as compared to 1994, and, a 37% increase in the international sales group's initial six months of 1995 revenues compared with the same period during 1994.

               While the Company's Atlanta and Florida facilities increased revenues by approximately $1 million during the first six months of 1995 as compared with the first six months of 1994, this increase was offset by the Philadelphia location's shortfall in 1995 revenues as compared with 1994 revenues during the same period. This decrease, however, is partially a result of work transferred from the Philadelphia location to the Atlanta and Florida facilities.

               The portables sales group and EDSI experienced a combined 9% sales increase during the first six months of 1995 as compared with the same period during 1994. Management anticipates flat third quarter 1995 revenues as compared with the same period during 1994. As previously stated, management anticipates continued sales growth from these two groups during the fourth quarter of 1995 and beyond.

Operating Profits

               The Company experienced a 21% increase in operating profits during the first six months of 1995 compared to the similar period during 1994. The gross profit percentage remained relatively constant during the comparative periods of 1995 and 1994, 29.2% and 29.4%, respectively. The increase in operating profits during the first six months of 1995 predominantly stems from gross profits generated by the additional sales which were recorded during the period, less related selling expenses, and incremental selling costs incurred as part of hiring new, experienced account executives with existing client bases.

               Operating profits related to the Expose' product for the first six months of 1995 significantly increased when compared with the same period during 1994. The increased revenues assisted in the absorption of fixed overhead selling and general and administrative expenses. While revenues for the first six months of 1995 were sufficient to offset these expense increases, future revenues to support the added costs cannot be guaranteed.

               During the first six months of 1995, the portable sales group increased sales support costs to meet the demand of repeat customer sales as well as new client demands for customized exhibits utilizing standard portable exhibit components. Management believes the short-term cost increase will contribute to long-term sales growth, which may negatively impact 1995 annualized operating profits, as they did during the initial six months of 1995. The effect of increased overhead costs within the portable sales group was to significantly reduce that group's 1995 first six month operating profits as compared with the same period during 1994.

Other Income (Expense)

               Other income decreased by approximately $217,000 during the first six months of 1995 as compared with the first six months of 1994. This decrease is predominantly attributed to the $250,000 gain the Company recorded during the first quarter of 1994 in connection with an insurance settlement for claims arising from the November 1993 fire in the Company's Melbourne, Florida facility. See Note 3 to the consolidated financial statements.

               Interest income during the first six months of 1994 is net of principal declines for cash and cash equivalent investments in certain U.S. government and preferred stock funds. Interest income during the similar period in 1995 did not include any principal declines. Accordingly, interest income during the first six months of 1995 was $23,000 higher when compared to the similar period during 1994.

               Interest expense decreased during the 1995 period when compared to 1994 due to a reduction of long-term debt.

Income Taxes

               The provision for income taxes, as a percentage before taxes, decreased to 30% as compared with 40% during 1994. This reduction is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See Note 4 to the consolidated financial statements.

Net Income

               Net income decreased from $384,517 ($.098 per share) to $367,057 ($.093 per share) during the respective first six months of 1994 as compared with the similar period during 1995. This decrease, however, is predominantly attributable to the 1994 gain from replacement value insurance of $250,000 ($150,000 net of income taxes). Exclusive of the 1994 insurance gain net of income taxes, the Company's first six months of 1994 income was approximately $234,517 ($.060 per share) as compared with $367,057 ($.093 per share) during the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

               During the six month period ended June 30, 1995, the Company decreased its cash reserves by $521,953, from $1,469,175 to $947,222.

               As of June 30, 1995, with the Company heading into its slowest quarter of the year, inventory and customer advance payments to the Company decreased by approximately $900,000, with accounts receivable increasing, marginally, by $75,000. The Company utilized the cash generated from the reduction in inventory and advance balances to partially reduce its accounts payable and accrued expense balances. Exclusive of the current portion of long-term debt, the Company was able to reduce its current liability balances by more than $1.65 million for the six months ended June 30, 1995. This significant decrease in current liabilities helped improve the Company's June 30, 1995 current ratio to 1.6 to 1 as compared with 1.4 to 1 as of December 31, 1994, a 15% improvement.

               During the first six month period of 1995, the Company expended approximately $500,000 for capital assets, including $125,000 for machinery and equipment, $115,000 in leasehold improvements, $100,000 for data processing equipment, $80,000 for rental assets with the balance paid for other assets.

               During the first six month period of 1995 the Company temporarily borrowed up to $519,000 of its $1.25 million credit facility. All borrowings were repaid by the Company as of June 30, 1995.

Outlook

               The first six months of 1995 produced record sales levels due to increased revenues from the three newest manufacturing facilities. The increase in revenues from the museum/production group, as well as from the international group, augment the existing customer base sales, providing a diversification of sales volume throughout the four custom exhibit facilities in Philadelphia, Atlanta, San Diego and Florida. As demonstrated during the first six months of 1995, this diversification of sales volume significantly enhances the Company's operating profits. Management anticipates sales and operating results to decline during the historically slow third quarter, due to a reduced number of business to business trade shows within client industries during the period. Sales and results for the balance of the year are dependent upon certain projects, currently being designed and proposed, to be secured or lost late in the third quarter and early in the fourth quarter.

         Management perseveres in seeking qualified sales executives to contribute additional sales volume, continues its investment in the museum/productions, international and portable sales groups while consistently prioritizing the growth and development of the Expose' panelized portable exhibit product, continually seeking new methods to reduce the direct manufacturing costs.

               Additionally, the management of Marlton Technologies strives to increase shareholder value by assisting the Sparks companies to achieve their growth objectives in addition to actively pursuing acquisition opportunities related to the trade show exhibit industry.

PART II.  OTHER INFORMATION

               Responses to Items one through six are omitted since these items are either inapplicable or response thereto would be negative.

                                    SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MARLTON TECHNOLOGIES, INC.

                                       /s/   Robert B. Ginsburg
                                       -----------------------------------
                                       Robert B. Ginsburg
                                       President and Chief Executive Officer



                                       /s/   Edmond D. Costantini, Jr.
                                       -----------------------------------
                                       Edmond D. Costantini, Jr.
                                       Chief Financial Officer

Dated:  August 11, 1995