Form 10QSB
period 1995-09-30
MARLTON TECHNOLOGIES INC
filed 1996-03-28
CIK 96988

                  "CONFIRMING ELECTRONIC COPY OF PAPER FILING"
                  --------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         New Jersey                                        22-1825970
  ------------------------------                       ------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       Identification No.)

                          2828 Charter Road, Suite 101.
            Philadelphia, PA                            19154
 --------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)

 Issuer's telephone number        (215) 676-6900
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
                   Yes   X   No
                      ------   ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes      No
   -----   -----

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
3,905,499
----------
Transitional Small Business Disclosure Form (check one):
Yes        No   X
   ------    ------

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                   ----------
                                                       (Unaudited)
                                              September 30,       December 31,
          ASSETS                                  1995               1994
                                              --------------      ------------
Current:
   Cash and cash equivalents                    $ 1,545,580       $ 1,469,175
   Accounts receivable, net of allowance
     of $133,597 and $85,579, respectively        3,294,867         4,185,935
   Inventory (Note 2)                             2,052,874         2,275,266
   Prepaids and other current assets                401,443           212,285
   Deposits and advances                            166,525           669,889
   Deferred income taxes (Note 5)                   191,000           191,000
                                                -----------       -----------
          Total current assets                    7,652,289         9,003,550
Property and equipment, net of accumulated
  depreciation and amortization                   2,348,506         2,346,306
Goodwill, net of accumulated amortization of
  $560,795 and $464,358, respectively
  (Note 3)                                        3,136,361         2,898,764
Deferred income taxes, net of current portion     1,258,000         1,354,000
Other assets, net of accumulated amortization
    of $598,863 and $463,451, respectively          398,394           542,091
                                                -----------       -----------
          Total assets                          $14,793,550       $16,144,711
                                                ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 3)   $   573,417       $   796,515
   Accounts payable                               1,248,183         1,700,404
   Accrued expenses and other                     2,496,000         3,929,753
                                                -----------       -----------
          Total current liabilities               4,317,600         6,426,672
Long-term debt, net of current portion            1,066,403           691,676
                                                -----------       -----------
          Total liabilities                       5,384,003         7,118,348
                                                -----------       -----------
Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 3,905,499 issued and
      outstanding                                   390,550           390,023
   Additional paid-in capital                    20,145,946        20,137,473
   Accumulated deficit                          (11,015,272)      (11,389,456)
                                                -----------       -----------
                                                  9,521,224         9,138,040
   Less cost of 5,000 treasury shares               111,677           111,677
                                                -----------       -----------
          Total stockholders' equity              9,409,547         9,026,363
                                                -----------       -----------
          Total liabilities and stockholders'
               equity                           $14,793,550       $16,144,711
                                                ===========       ===========

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  (UNAUDITED)

                                          Common Stock          Additional
                                     Shares        Issued        Treasury        Paid-in      Accumulated
                                     Issued        Amount         Amount         Capital        Deficit
                                     ------        ------        --------        -------      -----------
Balance, January 1, 1995           3,900,225      $390,023      $(111,677)     $20,137,473   $(11,389,456)

Additional shares issued               5,274           527           --              8,473          --
Net income for the nine month
   period                               --            --             --              --           374,184
                                  ----------      --------      ---------      -----------   ------------
Balance, September 30, 1995        3,905,499      $390,550      $(111,677)     $20,145,946   $(11,015,272)
                                  ==========      ========      =========      ===========   ============

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                        For the nine months ended                          For the three months ended
                                             September 30,                                        September 30,
                                       1995                   1994                         1995                   1994
                                   -----------             -----------                  ----------              ----------
Net sales                          $20,509,117             $18,953,864                  $5,415,074              $5,891,926
Cost of sales                       14,502,874              13,509,689                   3,814,820               4,288,917
                                   -----------             -----------                  ----------              ----------
Gross profit                         6,006,243               5,444,175                   1,600,254               1,603,009
                                   -----------             -----------                  ----------              ----------
Expenses:
     Selling                         3,487,867               2,965,764                   1,007,424                 920,041
     Administrative                  1,955,222               1,994,810                     582,104                 656,546
                                   -----------             -----------                  ----------              ----------
                                     5,443,089               4,960,574                   1,589,528               1,576,587
                                   -----------             -----------                  ----------              ----------
Operating profit                       563,154                 483,601                      10,726                  26,422
                                   -----------             -----------                  ----------              ----------
Other income (expense):
     Interest income                    43,205                  21,507                      15,215                  16,459
     Interest (expense)               (104,084)               (109,868)                    (36,018)                (34,569)
     Gain from insurance
       settlement (Note 3)                --                   250,000                        --                       --
     Other income                       29,909                  14,737                      20,204                   7,147
                                   -----------             -----------                  ----------              ----------
                                       (30,970)                176,376                        (599)                (10,963)
                                   -----------             -----------                  ----------              ----------
Income before provision for
    income taxes                       532,184                 659,977                      10,127                  15,460
Provision for income taxes
    (Note 5)                           158,000                 267,000                       3,000                   7,000
                                   -----------             -----------                  ----------              ----------
Net income                           $ 374,184               $ 392,977                      $7,127                  $8,460
                                   ===========             ===========                  ==========              ==========
Weighted average number of
  common shares outstanding:
      o Primary                      3,897,042               3,880,548                   3,944,577               3,895,225
                                   -----------             -----------                  ----------              ----------
      o Fully Diluted                4,010,031               3,880,548                   4,013,488               3,895,225
                                   -----------             -----------                  ----------              ----------
Income per common share
  (Note 6):
      o Primary                      $    .096               $    .101                   $    .002               $    .002
                                   -----------             -----------                  ----------              ----------
      o Fully Diluted                $    .093               $    .101                   $    .002               $    .002
                                   -----------             -----------                  ----------              ----------

                See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                      -------------------------------------

                                                                           For the nine months ended
                                                                                   September 30,
                                                                          1995                       1994
                                                                      ----------                  ----------
Cash flows from operating activities:
  Net income                                                            $374,184                    $392,977
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization                                      906,116                     718,731
      Minority interest in profit (loss) of consolidated subsidiary       25,868                      (9,205)
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable                         891,068                  (1,391,305)
      Decrease in inventory                                              222,392                     704,007
      (Increase) decrease in prepaids and other assets                   314,206                      (7,949)
      Decrease in deferred income taxes (Note 5)                          96,000                     225,000
      Increase (decrease) in accounts payable and accrued expenses    (1,876,974)                    281,454
                                                                      ----------                  ----------
  Net cash provided by operating activities                              952,860                     913,710
                                                                      ----------                  ----------
Cash flows from investing activities:
  Capital expenditures                                                  (694,112)                   (436,068)
  Acquisition of intangible assets  (Note 3)                            (333,972)                     (8,961)
                                                                      ----------                  ----------
  Net cash (used in) investing activities                             (1,028,084)                   (445,029)
                                                                      ----------                  ----------
Cash flows from financing activities:
  Proceeds from revolving credit facility                                257,000                   3,248,000
  Repayments of revolving credit facility                               (257,000)                 (3,743,000)
  Proceeds from long-term debt (Note 3)                                  550,000                     500,000
  Principal payments on long-term debt                                  (203,630)                   (318,127)
  Conversion of seller earn-out payment to note (Note 3)                 333,972                         --
  Payments made for seller earn-out                                     (528,713)                    (38,102)
                                                                      ----------                  ----------
  Net cash provided by (used in) financing activities                    151,629                    (351,229)
                                                                      ----------                  ----------
Increase in cash and cash equivalents                                     76,405                     117,452
Cash and cash equivalents - beginning of period                        1,469,175                     823,159
                                                                      ----------                  ----------
Cash and cash equivalents - end of period                             $1,545,580                    $940,611
                                                                      ==========                  ==========
Supplemental cash flow information:
  Cash paid for interest                                                $106,508                     $98,791
                                                                      ==========                  ==========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Summary of Accounting Policies:

1.       Basis of Presentation:

         The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"), All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) have been made which are necessary to present fairly the financial condition as of September 30, 1995 and the results of operations and cash flows for the nine month periods ended September 30, 1995 and 1994, respectively. The December 31, 1994 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.      Inventory:

          Inventory, as of the respective dates, consist of the following:

                               September 30, 1995             December 31, 1994
                               ------------------             -----------------
          Raw Materials            $  478,357                    $  590,627
          Work In Process           1,574,517                     1,684,639
                                   ----------                    ----------
                                   $2,052,874                    $2,275,266
                                   ==========                    ==========


3.      Notes Payable:

         During the third and second quarters of 1995 and 1994, respectively, the Company, through Sparks, financed $550,000 and $500,000 term loans, respectively. Principal on the additional term loans are payable in sixty and forty-eight monthly installments of $9,167 and $10,417 plus interest at the banks floating rate, and an 8.6% per annum fixed rate, respectively. The Company maintains a revolving credit facility of $1,250,000, bearing interest at the bank's prime lending rate (8-3/4 % as of September 30, 1995), none of which was utilized as of September 30, 1995.

         In accordance with the August 7, 1990 Acquisition Agreement, on August 7, 1995 the Company fully satisfied its annual contingent earn-out obligations to the Sellers of Sparks by paying them $478,618, $150,000 of which related to 1994 earnings and $328,618 of which satisfied demand notes previously issued to the Sellers. The final cumulative contingent earn-out obligations to the Sellers of $333,972 due on August 7, 1995 was satisfied by payment of $50,095 and issuance to three Sellers $283,877 of two year, interest-only notes, bearing interest at the prime rate, payable quarterly.

-------------------------

These two year notes are convertible at a price of $1.375 per share into an aggregate of 206,456 shares of the Company's Common Stock by the holders on or prior to August 7, 1997. The earn-out payments and related convertible notes have been included in Goodwill and are being amortized on a straight line basis over a 25 year period.

4.       Gain From Insurance Settlement

         During November 1993 the Company experienced a fire at its Melbourne, Florida location and during July 1994, a severe storm damaged portions of the Company's Philadelphia, Pennsylvania location. Both losses were covered by insurance. Total insurance benefits were $1,400,000. The Company recognized a gain of $250,000 from settlement of the claims during the first quarter of 1994.


5.       Income Taxes:

         The components of the provision for income taxes for the respective nine month periods ended September 30, were as follows:

                                        1995                  1994

         Currently payable:
            Federal                  $24,000                $15,000
            State                     38,000                 32,000
                                    --------               --------
                                      62,000                 47,000
          Deferred:
            Federal                   96,000                220,000
                                    --------               --------
                                    $158,000               $267,000
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

6.      Income per Common Share:

         Income per common share is based on the weighted average number of common shares outstanding during the period, adjusted for common equivalent shares when the effect is not antidilutive.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

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

RESULTS OF OPERATIONS
---------------------

     Three months ended September 30, 1995 as compared with three months ended September 30, 1994

Sales
-----

         Third quarter, traditionally the Company's slowest quarter, 1995 revenues of $5.4 million did not exceed third quarter 1994 revenues of $5.9 million predominantly due to a decrease in revenues within the Company's museum/productions group during the third quarter 1995 . This decrease is primarily a timing difference since the museum/productions group maintained a sufficient backlog as of September 30, 1995 to assure significant revenue increases during the forth quarter of 1995. The Company's San Diego, Florida and Atlanta facilities third quarter 1995 revenues increased by approximately 90% over third quarter 1994 revenues, while the Philadelphia facility revenues dropped by 13% during the respective 1995 quarter as compared with 1994. The Philadelphia facility's decline was predominantly due to reduced third quarter 1995 trade show activity from two historic clients.

         The international sales group third quarter 1995 revenues dropped by approximately 30% over the related quarter during 1994 primarily due to the timing of international trade show activity. Similar to the museums/productions sales group, the international sales group maintained sufficient backlog at September 30, 1995 to assure significant revenue increases during the fourth quarter of 1995. The portables sales group third quarter 1995 revenues were approximately 10% less than during the related quarter in 1994. Management will continue to assess the portables sales group overhead costs relative to anticipated fourth quarter 1995 and first quarter 1996 revenues to determine if cost re-structuring will be required.

         The Company's 51% owned interest in Expose' Display Systems, Inc. ("EDSI"), which manufactures and markets a proprietary panelized portable exhibit, experienced a 15% increase in revenues during the third quarter 1995 as compared with the third quarter 1994. While the Company's portables sales group experienced a decline in third quarter 1995 sales as compared with the same period during 1994, EDSI increased its related period sales due to the increased acceptance of the product by ADSI's national distribution network. The Company is hopeful this trend continues as product uses and potential configurations become more familiar to the distribution network currently marketing Expose'.

Operating Profits
-----------------

         The Company's third quarter 1995 operating profits remained relatively consistent as compared with 1994 operating profits, even though revenues decreased by approximately $475,000. This was primarily due to an increase in the third quarter 1995 gross profits, as a percentage of sales, to 29.5% as compared with 27.2% during the third quarter of 1994. This quarterly gross profit increase, as a percentage of sales, during 1995 is attributable to the higher revenues and related fixed cost absorption within the San Diego, Florida and Atlanta facilities.

         While sales were lower for the third quarter 1995 as compared with the same quarter during 1994, the Company achieved similar operating profits due to higher gross profit percentages within the Philadelphia location, the international sales group and EDSI.

-----------------------------

         The higher gross profit percentage during the third quarter 1995 was also assisted by the decrease in revenues from the museum/productions group, which is historically bid at lower gross profit margins due to the competitive nature of this type of work.

         Selling, general and administrative costs increased during the third quarter 1995 as compared with the third quarter of 1994 primarily due to the Company's investments in securing new, experienced account executives with existing client bases in addition to marketing and client development costs related to expanding the Company's overall group of clients.

         During the first three quarters of 1995 the portables sales group increased selling and administrative support costs to meet the demand for customized exhibits utilizing standard portable exhibit components. Management plans to revisit the portables sales group operating procedures, fixed-cost structure and marketing policies to determine what modifications need to be made for the calendar year 1996. The effect of increased overhead within the portable sales reduced third quarter 1995 operating profits as compared with the same period during 1994.


Other Income (Expense)
----------------------

         Other expense decreased by $10,000 during the third quarter 1995 as compared with the third quarter of 1994. This decrease is primarily attributed to a 1995 gain the Company recognized on the sale of a stock investment previously written-off by the Company.

Income Taxes
------------

         The provision for income taxes, as a percentage of income before taxes, decreased to 30% as compared with 45% during 1994. This reduction is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See Note 5 to the consolidated financial statements.

Net Income
----------

         Net income remained relatively consistent, at $.002 per share, during the third quarter of 1995 as compared with the third quarter of 1994, $7,127 and $8,460, respectively.

Backlog
-------

         The Company's backlog of orders at November 4, 1995 and 1994 remained constant, at $4.8 million.


     Nine months ended September 30, 1995 as compared with nine months ended September 30, 1994

Sales
-----
         During the first nine months of 1995, revenues of approximately $20.5 million, the highest initial three quarter revenues in post-reorganization Company history, exceeded 1994 comparable period revenues of approximately $19.0 million by 8%.

-----------------

         The increase in 1995's first nine months revenues, when compared with the same period during 1994, is due to a general increase in sales to both new and existing clients. This increase in sales during 1995 is particularly attributable to the doubling of revenues within the San Diego location during that period as compared with the same period during 1994.

         While the Company's Atlanta and Florida facilities increased revenues by approximately $1.3 million during the first nine months of 1995 as compared with the first nine months of 1994, this increase was offset by the Philadelphia location's shortfall in 1995 revenues as compared with 1994 revenues during the same period. This decrease, however, is partially a result of work transferred from the Philadelphia location to the Atlanta and Florida facilities.

         The museum/productions sales group, international sales group and portables sales group combined revenues remained relatively flat through the nine month periods ended September 30, 1995 and 1994.

         EDSI experienced a 12% increase in revenues during the nine month period ended September 30, 1995 as compared with the same period during 1994. Again, the Company is hopeful this trend continues as the Expose' product becomes more widely known throughout the industry's portable exhibit marketplace.


Operating Profits
-----------------

         The Company experienced a 16% increase in operating profits during the first nine months of 1995 as compared to the similar period during 1994. The gross profit percentage increased, marginally, 29.3% and 28.7% during the comparative periods of 1995 and 1994, respectively. The increase in operating profits during the first nine months of 1995 predominantly stems from gross profits generated by additional sales which were recorded during the period, less related selling expenses and incremental selling costs incurred as part of hiring new, experienced account executives with existing client bases.

         Operating profits related to the Expose' product for the first nine months of 1995 significantly increased when compared with the same period during 1994. The increased revenues assisted in the absorption of fixed overhead selling and general and administrative expenses in addition to direct cost reductions related to the main component of the Expose' product. While revenues for the first nine months of 1995 were sufficient to offset these expense increases, future revenues to support the added costs cannot be guaranteed.

         During the first nine months of 1995, the portable sales group's anticipated revenue growth did not materialize. Management believes the lower revenues will negatively impact 1995 annualized operating profits, as they have during the initial nine months of 1995. The effect of increased overhead costs within the portable sales group was to significantly reduced the first nine month is of 1995 operating profits as compared with the same period during 1994.

Other Income (Expense)
---------------------

         Other income decreased by approximately $207,000 during the first nine months of 1995 as compared with the first nine months of 1994. This decrease is predominantly attributed to the $250,000 gain the Company recorded during the first quarter of 1994 in connection with an insurance settlement for certain claims. See Note 4 to the consolidated financial statements.

         Interest income during the first nine months of 1994 is net of principal declines for cash and cash equivalent investments in certain U.S. government and preferred stock funds. Interest income during the similar period in 1995 did not include any principal declines. Accordingly, interest income during the first nine months of 1995 was $22,000 higher when compared to the similar period during 1994.

         Interest expense marginally decreased during the 1995 period when compared to 1994. Other income increased primarily due to a gain the Company recognized on the 1995 sale of a stock investment previously written off by the Company.

Income Taxes
-------------

         The provision for income taxes, as a percentage before taxes, decreased to 30% as compared with 40% during 1994. This reduction is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See Note 5 to the consolidated financial statements.

Net Income
----------

         Net income decreased from $392,977 ($.101 per share) to $374,184 ($.096 per share) during the respective first nine months of 1994 as compared with the similar period during 1995. This decrease, however, is predominantly attributable to the 1994 gain from replacement value insurance of $250,000 ($150,000 net of income taxes, or $.035 per share). Exclusive of the 1994 insurance gain net of income taxes, the Company's first nine months of 1994 income was approximately $242,977 ($.066 per share) as compared with $374,184 ($.096 per share) during the first nine months of 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine month period ended September 30, 1995, the Company increased its cash reserves by $76,405, from $1,469,175 to $1,545,580.

         As of September 30, 1995, with the Company heading into its final quarter of the year, inventory and customer advance payments to the Company decreased by approximately $725,000 with accounts receivable also decreasing by approximately $900,000. The Company utilized the cash partially generated from the reduction in inventory and advance balances to reduce its accounts payable and accrued expenses by approximately $1.875 million. Including the current portion of long-term debt, the Company was able to reduce its current liability balances by more than $2.1 million for the nine months ended September 30, 1995. This significant decrease in current liabilities helped improve the Company's September 30, 1995 current ratio to 1.6 to 1 as compared with 1.4 to 1 as of December 31, 1994, a 27% improvement.

---------------------------------------------


         During the first nine month period of 1995, the Company expended approximately $685,000 for capital assets, including $150,000 for machinery and equipment, $160,000 in leasehold improvements, $155,000 for data processing equipment and $110,000 for rental assets, with the balance paid for other assets.

         During the first nine month period of 1995, the Company temporarily borrowed up to $519,000 of its $1.25 million credit facility. All borrowings were repaid by the Company as of September 30, 1995.

         On August 7, 1995 the Company had scheduled payments of $812,590 for the following items to the Sellers of Sparks:

         o     Demand note for 1993 and prior scheduled
               payments to Sellers                            $328,618
         o     1994 contingent earn-out payment due
               August 7, 1995                                  150,000
         o     Final, five-year excess contingent earn-out
               payment due August 7, 1995 to Sellers per
               contractual formula                             333,972
                                                              --------
                           Total Due Sellers                   812,590

         o     Company payment made August 7, 1995             528,713
                                                              --------
                           Balance due to Sellers of Sparks   $283,877
                                                              ========

         The Company funded its August 7, 1995 Sellers payment through a $550,000 term loan to a bank. See Note 3 to the consolidated financial statements. The final balance due to the three Sellers of Sparks was made in the form of two-year interest only notes, bearing interest at the prime rate, payable quarterly.

Outlook
-------

         The initial nine months of 1995 have generated record sales levels and operating profits. Revenues generated by the museum/productions sales group and international sales group continually augment revenues from the Company's historic client base of custom and portable trade show exhibits. Increasing revenues from all sales groups can provide a diversification of sales volume throughout the Company's four manufacturing facilities in Philadelphia, Atlanta, San Diego and Melbourne, Florida. As demonstrated during the first nine months of 1995, the increased and diversified sales volume enhances the Company's operating profits. Additionally, continuing acceptance of the Expose' portable panelized exhibit product will generate higher revenues within the Company's 51% owned subsidiary EDSI. The reduction of direct costs to manufacture the Expose' product should lead to higher gross profit levels within that subsidiary and positively impact the Company's overall operating profits.

         Management perseveres in seeking qualified sales executives to contribute additional sales volume, continues its investment in the museum/productions, international and portable sales groups while consistently prioritizing the growth and development of the Expose' panelized portable exhibit product.

-------------------

         The Company, through EDSI, is currently developing and investing in new products to meet growing needs within the portable and modular exhibit markets. The new products, with anticipated introduction during the first quarter of 1996, are being priced and positioned to fill a specific niche' which management sees as an expanding market over the next two to five years. The Company entered into a licensing agreement with a third-party manufacturer of modular exhibit components to utilize their patented fastening technology within the new products. While development of the new products may require additional investment by the Company, management continues to make investments in new products that it believes will be well received within the marketplace.

         Based on the open order backlog as of September 30, 1995, management anticipates annual 1995 revenues to exceed annual 1994 revenues of $25.1 million by approximately ten to twelve percent. Operating profits should improve, both in terms of real dollars and as a percentage of sales. Management anticipates annual 1995 earnings per share to approximate 1994 per share earnings which included $.035 per share from the insurance gain. Management remains dedicated to stabilizing both the Atlanta and Florida manufacturing facilities, which has not occurred to date, with sales volume generated directly by those locations and not be dependent upon the Philadelphia location, museums/productions sales group and the international sales group to transfer sales volume to them.

         Additionally, the management of Marlton Technologies strives to increase shareholder value by assisting the Sparks companies to achieve their growth objectives in addition to actively pursuing acquisition opportunities related to the trade show exhibit industry.


PART II.  OTHER INFORMATION
---------------------------

         Responses to Items one through five are omitted since these items are either inapplicable or response thereto would be negative.

Six - Exhibits and Reports on Form 8-K

         a. Letter Agreement with Sparks Exhib its Sellers dated August 7, 1995.

         b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE
                                    ---------

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.
/s/ ROBERT B. GINSBURG                           /s/ EDMOND D. COSTANTINI, JR.
-------------------------------------            ----------------------------
Robert B. Ginsburg                                Edmond D. Costantini, Jr.
President and Chief Executive Officer             Chief Financial Officer

Dated:  November 13, 1995
                                       14