Form 10KSB
period 1995-12-31
MARLTON TECHNOLOGIES INC
filed 1996-03-29
CIK 96988

                                  FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

      New Jersey                                             1825970
------------------------                                     -------
(State of incorporation)                       (IRS Employer Identification No.)

2828 Charter Road, Suite 101, Philadelphia, Pa                 19154
----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:            (215) 676-6900
                                                           --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:                                    Name of each exchange:
----------------------------                           -----------------------
Common Stock, $.10 par value                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. __X__

Issuer's revenues for its most recent fiscal year: $27,671,763

The aggregate market value of the voting stock held by non-affiliates of the issuer at March 22, 1996 was $5,964,250. As of March 22, 1996, there were 4,442,534 shares of Common Stock, $.10 par value, of the Issuer outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by reference into this Form 10-KSB.

 (i) Information from the Issuer's definitive proxy statement for the 1996 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 9, 10, 11 and 12.

(ii) Information from the Issuer's Registration Statement on Form S-8, File No. 33-3647, has been incorporated by reference in Part III - Item 13(a)(3)(i)(a).

Transitional Small Business Disclosure Format Yes_____ No __X__


Exhibit Index Appears on Page ____                   Page 1 of ____

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Marlton Technologies, Inc. (the "Issuer" or "Company") was incorporated as a New Jersey corporation in 1966. The Issuer's business related to computerized electronic telecommunication systems until 1988, when it sold substantially all of its operating assets.

On August 7, 1990, the Issuer acquired the business of Sparks Exhibits Corp. ("Sparks"). Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services and designs and sells portable exhibits. In the fourth quarter of 1990, the Issuer acquired the accounts and assets of the trade exhibit division of a competitor and also established a portable exhibits group. The Issuer subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") in July 1991 in the Atlanta, Georgia area, (ii) Sparks Exhibits, Ltd. ("Limited") in July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") in December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit manufacturing companies. In August 1993, the rights and related business assets to a panelized portable trade show exhibit owned by Limited were transferred to a 51% Issuer-owned subsidiary, Expose Display Systems, Inc. ("EDSI"), with the manufacturing and distribution facilities moved to Los Angeles, California during March 1994. Currently all of the Issuer's operating revenues are derived from Sparks, Exhibits, Limited, Incorporated (collectively, the "Sparks Companies") and EDSI.

Business of Issuer

          Products and Services:

The Sparks Companies custom design and manufacture sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provide trade show services, and sell portable exhibits, and EDSI produces and distributes a line of panelized portable exhibits. Clients include industry, government, healthcare, telecommunications, consumer electronics, athletic goods, and other specialized fields. Graphics and industrial designers develop and manage custom design requirements from concept through final construction, employing sophisticated computer aided design software and hardware. Complete graphics facilities provide full in-house dark room capabilities, silkscreening, and state of the art computerized design/graphics. Electronics and audiovisual capabilities include on-staff electronic specialists, consultants, and vendor relationships which provide multi-media equipment and programs, fiber-optic technology, laser disk video interactive program production, video and computer games, simulators, and customized software and hardware applications. The Sparks Companies are full service exhibit houses, providing show service coordination, freight coordination, refurbishing, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects in excess of $100,000. Additionally, a majority of these clients store their exhibits at a Sparks Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are administered. The Sparks Companies also represent domestic clients who desire to exhibit at international trade shows. The Sparks Companies design such exhibits, and, through an international network of independent trade exhibit manufacturers, arrange for the manufacture and delivery of trade exhibits to the desired trade show. The Sparks Companies also design and manufacture trade show exhibits for a number of United States subsidiaries of foreign corporations, for use in domestic trade shows. In 1992, Limited began to produce and distribute panelized portable exhibits known as "Expos", through a network of predominantly U.S. portable exhibit dealers, including the Sparks Companies and unaffiliated dealers. Since August 1993, EDSI has assumed responsibility for this portable exhibit production and distribution.

          Marketing and Distribution:

Sales to domestic customers for both domestic and foreign trade shows are solicited primarily through the Sparks Companies' internal marketing groups. Purchase of custom trade exhibit products usually involves a substantial dollar commitment by the customer as significant design and development may be required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and development of trade show exhibit products as well as complying with internal profitability requirements. In addition to the sales personnel, senior officers devote substantial time and effort to sales and marketing activities. EDSI's panelized portable exhibits are marketed by EDSI's minority shareholder, Abex Display Systems, Inc. ("ADSI"), to retail portable exhibit dealers by direct solicitation, media advertising and participation in trade shows for the portable exhibit industry.

          Manufacturing and Raw Materials:

The Sparks Companies design, develop and manufacture custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehousemen. Specialty items such as steel work and studio production are subcontracted. The Sparks Companies also subcontract the manufacture of exhibits for foreign trade shows. The Sparks Companies coordinate shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently store the exhibit for the customer. Raw materials for custom and portable exhibits, as well as subcontractor work, are readily available from various vendors. Patents, trademarks and licenses are not important to operations. The Philadelphia operations are the only unionized facility, with a three-year labor contract expiring June 30, 1998. Portable exhibit configurations, together with graphics and signage, are typically designed by the Sparks Companies for a client. Portable exhibits are produced by EDSI, in the case of Expose, or are purchased from manufacturers for resale. Graphics and signage may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Sparks Companies have obtained such distribution rights from their primary sources of portable exhibits, and other portable exhibit dealers have been granted such distribution rights with regard to Expose. Amounts spent by EDSI during each of the last two years on the development of new products, including the required machinery, equipment and tooling to manufacture and produce the products approximates $144,000 and $104,000 during 1994 and 1995, respectively. Additional expenditures of approximately $150,000 will be spent by EDSI during 1996 for the continued development of a new product introduced during the first quarter of 1996. Other than previously described, the Company made no material disbursements during each of the last three fiscal years for research and development activities.

          Seasonality of Business:

Trade shows traditionally occur regularly throughout the year with the exception of the third quarter when business to business trade shows are historically at a low point. The Sparks Companies' business has also been of a seasonal nature due to the fact that trade show activities in specific industries, such as health care and telecommunications, are a function of the seasonal show schedules in such industries. The Sparks Companies have embarked on a program to seek new clients and sales people with client bases in different industries to reduce the effects of the slower sales period. Additionally, the Sparks Companies are developing other products and services, such as sales of portable exhibits and permanent displays and distribution of marketing literature, which are less seasonal in nature.

          Working Capital:

The Sparks Companies' and EDSI's working capital requirements are fulfilled by funds generated through operations, bank term loans and revolving credit facilities. Working capital requirements are not affected by project size requirements or accelerated delivery for major customers due to general policies of progress billing on larger jobs. Additionally, the Sparks Companies and EDSI do not require continuous allotments of raw materials from suppliers and do not generally provide extended payment terms to customers other than lease and purchase arrangements with credit-worthy customers, not exceeding terms of three years.

          Significant Customers:

During 1995 and 1994, no individual customer accounted for at least 10% of consolidated net sales.

          Backlog:

The Sparks Companies' and EDSI's backlog of orders at December 31, 1995, and 1994 was approximately $6,200,000 and $6,100,000, respectively. The entire current backlog relates to expected 1996 sales. The Sparks Companies maintain a client base from which new orders are continually generated, including refurbishing of existing exhibits stored in Sparks Companies' facilities. There are also a significant amount of proposals outstanding with current and prospective clients. Sales routinely occur during the period immediately preceding customer trade shows.

          Competition:

The Sparks Companies compete with other companies designing and manufacturing similar products and providing similar services on the basis of price, quality, performance and client-support services. The custom trade show exhibit and museum manufacturing market and portable exhibits sales market include a large number of national and regional companies, some of which have substantially greater sales and resources than the Sparks Companies. In addition to their Philadelphia, Atlanta, San Diego and Orlando manufacturing facilities, the Sparks Companies utilize their national and international affiliations and relationships to meet customers needs in other geographic areas. EDSI competes primarily with other manufacturers of portable exhibits, some of which have substantially greater operating histories, sales and resources than EDSI. Due to the lack of specific public information, the Sparks Companies' and EDSI's competitive position are difficult to ascertain.

          Environmental Protection:

The Sparks Companies' and EDSI's compliance with Federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have a material effect upon their capital expenditures, earnings, and competitive position.

          Employees:

The total number of persons employed by the Issuer is approximately 200 of which 195 are full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Issuer currently leases seven facilities as follows:


Location            Square Footage               Purpose
--------            --------------               -------
Philadelphia, PA    235,000              Office, showroom, warehouse & manufacturing
Austell, GA          81,000              Office, showroom, warehouse & manufacturing
El Cajon, CA         53,500              Office, showroom, warehouse & manufacturing
Melbourne, FL        28,000              Office, warehouse & manufacturing
Harrisburg, PA        2,500              Portable exhibits office & showroom
Wayne, NJ             1,100              Portable exhibits office & showroom
Huntington Beach, CA    500              Custom exhibits sales office

Additionally, EDSI operates within the minority shareholder's North Hollywood, California facility.

The Sparks Companies' office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 1995, based on normal five-day operations, and are adequate for 1996 operations, including any foreseeable internal growth. The Issuer does not anticipate any difficulty in acquiring additional space, if necessary.


ITEM 3 LEGAL PROCEEDINGS

The Issuer is not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1995 to a vote of security holders.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sales prices of the Common Stock, par value $.10 per share, of the Issuer on its principal market, the American Stock
Exchange:

                              1995                  1994
                         -------------      --------------
     Quarter            High      Low       High      Low
     -------            ----      ---      -----    -----
       1               $1-1/8   $ 7/8      $1-3/4   $1-1/8
       2                2-1/8       1       1-1/2        1
       3                    2   1-1/2       1-1/4    13/16
       4                1-3/4  1-3/16       1-1/8      7/8


No dividends were paid during the past two fiscal years. The Issuer currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. Sparks' bank loan agreements provide that Sparks cannot distribute to the Issuer funds other than (i) an amount equal to the estimated tax benefit realized from utilization of the Issuer's net operating losses, and (ii) a management fee. Unless waived, these restrictions will limit the Issuer's ability to pay dividends.

As of March 22, 1996, there were 1,160 holders of record of the Issuer's Common Stock.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

          General Overview

On August 7, 1990, Marlton Technologies, Inc. (the "Company") acquired the current business of Sparks Exhibits Corp. ("Sparks"), as described in Note 2 of the consolidated financial statements. Through this acquisition, the Company's core business became the custom design, manufacture and sale of sophisticated trade show exhibits, displays, signage and graphics for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields.

During the fourth quarter of 1990, Sparks purchased certain assets, principally customer lists, from DCA, Inc., a custom trade exhibit business. Additionally, Sparks formed a portable exhibits group, which distributes affiliated and non-affiliated manufacturers' portable exhibit products, in an effort to expand its market to include both high-end (custom exhibits) and lower price point (portable exhibits) products. During July 1991, a wholly-owned subsidiary of Sparks, Sparks Exhibits, Inc. ("Exhibits") acquired assets from two unrelated custom exhibit businesses in suburban Atlanta, Georgia.

During 1992 the Company, through two newly-formed wholly-owned subsidiaries, Sparks Exhibits, Ltd. ("Limited") and Sparks Exhibits Incorporated ("Incorporated"), acquired assets, respectively, from a custom and portable exhibit manufacturing business in suburban San Diego, California and a custom exhibit business in Melbourne, Florida (Note 2).

During July 1993, the Company and an unrelated portable exhibit manufacturer, Abex Display Systems, Inc. ("ADSI"), entered into an agreement to organize a new corporation, Expose Display Systems, Inc. ("EDSI") to manufacture and market the Company's proprietary panelized portable exhibit - Expose - through ADSI's worldwide distribution network.

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. ("Tsubasa") entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan ("SEJ"), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of "Sparks Exhibits" in Japan. See Note 15 of the consolidated financial statements.

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

RESULTS OF OPERATIONS

1995 As Compared With 1994

Sales

Revenues for 1995 of $27,672,000 the highest annual revenues in post-reorganization history, represents a 12.4% increase over 1994 revenues of $24,613,000. The $3.0 million 1995 increase over 1994 was attributed to sales increases from all business groups.

                                                     1995          1994
                                                     ----          ----

               Custom exhibits group             $17,296,000    $16,155,000
               Portable exhibit group              3,179,000      3,001,000
               Museum and productions group        2,816,000      1,936,000
               International group                 2,252,000      1,857,000
               Expose, net of intercompany sales   2,129,000      1,664,000
                                                   ---------      ---------

                   Total revenues                $27,672,000    $24,613,000
                                                 ===========    ===========

The Company is encouraged by continued revenue growth from all of its business segments during 1995 as compared with 1994. The largest percentage increases in 1995 revenues as compared with 1994 revenues were experienced by the museum and production group, the Expose joint venture and the international group - 45%, 28% and 21%, respectively. 1995 sales from the custom exhibit group and the portable exhibit group increased over 1994 sales by approximately 7% and 6%, respectively. The dramatic 1995 percentage increases experienced in the museum and productions group, the international group and the Expose joint venture are results of these business groups start-up growth and the Company's investments and marketing efforts since 1993. The respective 7% and 6% increases experienced during 1995 by the Company's core business in custom exhibits and the portable exhibit group reflects the impact of lower marketing budgets of Fortune 1000 customers which were offset by the Company's client-base expansion during 1995. This client-base expansion should contribute to future sales growth as marketing budgets are expanded.

          Operating Profits

The Company experienced a 40% increase in 1995 operating profits as compared with 1994 operating profits. The 1995 operating profit increase is attributed to the following areas.


      * A significant 1995 increase of $1.3 million revenues from the museum and production group and the international group over 1994 revenues assisted in increasing the operating profits of the facilities in Atlanta, San Diego and Melbourne, Florida, with San Diego experiencing the largest 1995 sales percentage increase over 1994 sales, 85%. Total sales revenues for the three facilities during 1995 approximated $9.5 million as compared with $6.0 million during 1994, a 58% increase. The Philadelphia location, however, experienced a 1995 revenue shortfall of $1.1 million as compared with 1994 revenues. This decrease is primarily a result of work transferred from the Philadelphia location to the Atlanta and Florida facilities during 1995. However, the Philadelphia location's operating profits increased by virture of fixed cost controls and the higher gross margins achieved on its overall sales volume. The gross profit percentage increased from 27.9% to 28.8% during 1995. This increase is attributed to overall operating efficiencies and absorption of fixed overhead costs realized by all locations from the higher sales volume as well as a significantly higher contribution from EDSI during 1995. Selling and administrative costs, as a percentage of overall sales, increased marginally, by 1/2%, during 1995 as compared with 1994. This increase is primarily due to the Company's continuing marketing investments in the Expose business group

      * Revenues from the Expose business group increased approximately $465,000 during 1995 which contributed to a significant increase in operating profits. While 1994 sales levels were sufficient to absorb the fixed overhead, selling and administrative costs incurred during that year, they were only sufficient to generate a marginal operating profit during 1994. However, the higher 1995 sales levels were sufficient to absorb higher 1995 fixed, selling and administrative costs and to generate significantly higher operating profits during 1995. Additionally, the reduction of direct costs related to the main component of the Expose product positively impacted this group's operating margins during 1995.

      * The portable exhibit sales group experienced a modest 6% sales increase during 1995 as compared with 1994. However, this business group increased its selling and administrative support costs during 1995 to meet the demand for customized exhibits utilizing standard portable exhibit components. The effect of the increased overhead during 1995 within the portable exhibit group reduced 1995 operating profits as compared with 1994.

Other Income (Expense)

Other income decreased by approximately $173,000 during 1995 as compared with 1994. This decrease is predominantly attributed to the $250,000 gain the Company recorded during the first quarter of 1994 in connection with an insurance settlement for certain claims. See Note 3 to the consolidated financial statements.

Interest income during 1994 is net of principal declines for cash and cash equivalent investments in certain U.S. government and liquid bond funds. Interest income during 1995 did not include any principal declines. As a result, interest income during 1995 was approximately $81,000 higher when compared to 1994.

Interest expense decreased marginally during 1995 when compared to 1994. Other income decreased during 1995 as compared with 1994 primarily due to recording the minority interest in EDSI's 1995 profit of $42,256 as compared with the 1994 loss of $16,837. Also included in other income is a $33,367 gain recorded during 1995 by the Company on the sale of a stock investment previously written off.


Income Taxes

The Company recorded an income tax benefit of approximately $538,000 during 1995, net of an income tax provision for current federal, state and local taxes approximating $66,000. This deferred income tax benefit is due to the release of valuation allowances based on the Company's current evaluation of the future utilization of its net operating loss carryforward. During 1994, the effect of releasing the valuation allowances was to generate a tax provision approximating 28% of income before incomes taxes. See Note 14 to the consolidated financial statements.

Net Income

Net income for 1995 increased to $1,252,814 ($.32 per share) as compared with 1994 net income of $486,794 ($.14 per share). A substantial portion of 1995 net income is attributable to the $538,000 ($.14 per share) net income tax benefit as a result of the releasing of valuation allowances, more fully described above. Additionally, during 1994, net income of $486,794 included a $250,000 ($180,000 net of income taxes; $.05 per share) gain from an insurance settlement. Net income, during 1994, exclusive of the insurance gain was $306,794 ($.08 per share) as compared with 1995 net income of $514,667 ($.13 per share), utilizing a comparative income tax provision rate of 28%, as utilized during 1994. Comparatively, 1995 net income increased approximately 68% over 1994.

Backlog

The Company's backlog of orders at December 31, 1995 was approximately $6.2 million as compared with $6.1 million at December 31, 1994. The Company hired several new, experienced sales executives with significant client-bases during the fourth quarter 1995, however, the Company's backlog of orders of $6.2 million did not include unconfirmed sales from these new sales executives as of December 31, 1995. Subsequent to December 31, 1995, a significant backlog of orders were confirmed from these new sales executives. See "Outlook" section for further discussion.

1994 As Compared With 1993

Sales

Revenues for 1994, approximately $24.6 million, exceeded revenues from 1993 of $19.2 million by approximately 28%. The $5.4 million 1994 increase over 1993 was primarily attributed to sales increases from all business groups.

           Revenue Category                    1994                 1993
           ----------------                    ----                 ----
         Custom exhibit group              $16,155,000          $13,614,000
         Portable exhibit group              3,001,000            2,622,000
         Museum and productions group        1,936,000              608,000
         International group                 1,857,000            1,616,000
         Expose, net of intercompany sales   1,664,000              712,000
                                            ----------          -----------

            Total revenues                 $24,613,000          $19,172,000
                                           ===========          ===========

The Company experienced significant 1994 increases in all revenue categories compared with 1993. The portables group and international group increased their annual sales volume by 14.5% and 15%, respectively, during 1994 as compared with 1993. The custom exhibit revenues increased during 1994 over 1993 by 19%, primarily due to the marketing efforts and investments made during 1993.

The acquired locations of Atlanta, San Diego and Florida increased 1994 revenues over 1993 revenues by 23%, excluding the sales volume contributed to those locations by the international and the museum and productions group. During 1994, as compared with 1993, there was a 134% increase in Expose revenues, net of intercompany sales. This increase was a direct result of the July 1993 decision to organize a new, 51% owned company, EDSI and take advantage of an established portable exhibit distribution network developed and maintained by the minority interest company, ADSI.

The museum and productions group increased its annual sales from approximately $608,000 during 1993 to $1,936,000 in 1994, a 218% increase. This increase was a result of the marketing efforts and investments made by the Company during 1993.


Operating Profits

The Company experienced a $719,000 increase in 1994 operating profits as compared with a 1993 operating loss; this 1994 operating profit increase is attributed to the following areas:

      * A significant increase in 1994 revenues of approximately $3.8 million from the museum and productions group and the international group, as compared with $2.2 million from 1993, was critical in increasing the sales volume and efficiencies of the Philadelphia, Atlanta and San Diego operations. Additionally, the San Diego operation doubled its other sales volume to $1.4 million during 1994 as compared with 1993, providing a significant operating profit increase during 1994 over 1993 for that location. The gross profit percentage decreased during 1994, as compared with 1993, by less than one percent, primarily due to the lower margins of the museums and productions group. The longer-term museum and production projects are traditionally priced at lower margins due to the competitive nature of securing this work. Management has made the decision to continue pursuing this lower margin work to improve the overall efficiencies of the various manufacturing operations. The additional revenues from the museum and productions group, the international group and higher revenues from the existing client base resulted in increased overall operating efficiencies and absorption of fixed overhead costs in all locations, significantly increasing operating profits, both as a percentage of revenues and in real dollars. Selling and administrative expenses, as a percentage of sales, each dropped by 2% during 1994 as compared with 1993.

      * While revenues from sales related to the Expose portable exhibits product line increased by $950,000 during 1994 as compared with 1993, only a marginal operating profit was generated as compared to an operating loss during 1993. While the increased revenues assist in absorption of fixed overhead, selling and administrative costs, 1994 sales levels of the Expose product achieved a level to offset the higher costs to support the national distribution network but did not reach levels to contribute to higher operating profits.

      * The portables sales group experienced a 14.5% increase in revenues during 1994 as compared with 1993. This additional sales volume, while maintaining gross profit levels and administrative cost levels, and simultaneously reducing selling costs, positively impacted operating profits during 1994 by approximately $172,000.

Other Income (Expense)

Other income increased by approximately $175,000 during 1994 as compared with 1993. The increase was attributed to a $250,000 gain during the first quarter of 1994 in connection with an insurance settlement for replacement value claims arising from the November 1993 fire in the Company's Melbourne, Florida facility.

Interest income was net of recorded principal declines for cash and cash equivalent investments in certain U.S. government and preferred stock funds during 1994. Accordingly, interest income during 1994 was approximately $72,000 less when compared with 1993.

Interest expense was reduced by approximately $35,000 during 1994 as compared with 1993. The decrease was due to the elimination of interest to the sellers of Sparks with respect to notes which were retired during the third quarter of 1993 and significantly improved cash flow from operations which reduced the Company's need to draw against its revolving credit facility.

Income Taxes and Cumulative Effect of Accounting Change

The provision for income taxes, as a percentage of income before taxes, decreased to 28% as compared with 40% during 1993. The reduction was due to the release of $91,000 of valuation allowances based on management's evaluation of the future utilization of the Company's net operating loss carryforward. During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, resulting in a one-time, non-cash benefit to 1993 earnings of $1.5 million, as more fully described in Note 1 to the consolidated financial statements.

Net Income

Net income decreased from $1,271,382 ($.33 per share) to $486,794 ($.13 per share) during 1993 as compared with 1994, respectively. The decrease was predominantly attributable to the 1993 change in accounting for income taxes and an extraordinary charge to earnings relative to early debt retirement (Notes 1 and 2, respectively). Exclusive of the $250,000 gain ($180,000, net of income taxes) from replacement value insurance, the Company's 1994 income was approximately $307,000 ($.08 per share) as compared with a loss of approximately $133,000 ($.03 per share) during 1993, exclusive of the impact from SFAS No. 109 and the extraordinary charge.

LIQUIDITY AND CAPITAL RESOURCES

During 1995, the Company's cash reserves decreased by $440,569, from $1,469,175 to $1,028,606.

Customer payments for progress billings related to production in process decreased significantly from $2,014,000 at December 31, 1994 to $857,000 at December 31 1995, a $1,157,000 reduction. This reduction was due only to the timing of the Company's progress billing and subsequent cash collection from clients. Accordingly, the accounts payable and accrued expense balances increased by approximately $350,000, exclusive of the $1,157,000 reduction in customer deposits, as of December 31, 1995 as compared with December 31, 1994. Inclusive of the current portion of long-term debt, the Company reduced its current liability balances by more than $1.1 million, or 17%, as of December 31, 1995 when compared with December 31, 1994. This significant decrease in current liabilities helped improve the Company's current ratio from 1.40 to 1 at December 31, 1994 to 1.63 to 1 at December 31, 1995, a 16% improvement. Inventory and accounts receivable balances increased by approximately $400,000 at December 31, 1995 as compared with the same date in 1994 predominantly due to higher sales levels experienced during 1995. Prepaid and other current assets decreased by approximately $300,000 at December 31, 1995 when compared with December 31, 1994 primarily due to the first quarter 1995 collection of $250,000 in insurance proceeds (included in other current assets in 1994) and a $150,000 reduction in Company advances with respect to the funding of EDSI's working capital requirements.

The Company's total debt to equity ratio improved by approximately 22% at December 31, 1995, .61 to 1 as compared with .79 to 1 at December 31, 1994. This improvement, coupled with the additional increase in shareholder's equity of $1.75 million from the first quarter 1996 Tsubasa agreement (see Note 15 to the consolidated financial statements) will increase the Company's ability to fund future acquisitions without incurring significant debt.

During 1995, the Company expended approximately $890,000 for capital assets, including $225,000 for machinery and equipment, $200,000 in leasehold improvements, $175,000 for data processing equipment and $225,000 for rental and showroom assets; the balance was disbursed for the acquisition of other assets.

During 1995, the Company temporarily borrowed up to $519,000 of its $1.25 million credit facility. All borrowings were repaid by the Company as of December 31, 1995.

On August 7, 1995 the Company had scheduled payments of $812,590 for the following items to the Sellers of Sparks:

               *    Demand note for 1993 and prior scheduled
                    contingent payments to Sellers               $328,618

               *    1994 contingent payment due
                    August 7, 1995                                150,000

               *    Final, five-year excess contingent
                    payment due August 7, 1995 to Sellers,
                    included in goodwill                          333,972
                                                                  -------
                              Total due Sellers                   812,590

               *    Company payment made August 7, 1995           528,713
                                                                  -------

                         Balance due sellers of Sparks,
                             December 31, 1995                   $283,877
                                                                 ========

The Company funded its August 7, 1995 Sellers payment through a $550,000 term loan from a bank. See Note 10 to the consolidated financial statements. The balance due to the Sellers of Sparks was made in the form of three two-year balloon notes, bearing interest at 8% which is payable quarterly and is convertible into the Company's common stock at price equal to $1.375 per share.

OUTLOOK

The increased sales volume during 1995 from all business groups contributed to consistent operating efficiencies at the Company's four manufacturing facilities and positively contributed to the higher operating margins realized during the year.

The Company expects continued sales growth in all business groups during 1996 - custom exhibits, museums and production, international sales, portable exhibits and the majority owned Expose Display Systems, Inc. The Company's fourth quarter 1996 hiring of several new, experienced sales executives with large client bases, within industry's new to the Company, had signifiant impact on the backlog of orders as of March 22, 1996, $7.62 million as compared with the March 22, 1995 backlog of orders of $4.79 million, a 60% increase. The expected increase in 1996 revenues should generate higher operating profits as the Company trys to maintain its historic gross profit percentage while not significantly increasing its fixed operating costs.

Through December 1995, the Atlanta operation continued to perform below expectations. The Company continues to seek the type of clients and sales executives which, historically, have contributed to the success of the Company's Philadelphia location. Management will continue to focus on building the Atlanta operation's performance during 1996.

During 1995, the Company's San Diego operation continued to build on the progress realized during 1994. The addition of experienced account executives during 1994 provided positive trends in both revenue growth and operating profits for the California operation. Company management anticipates additional revenue growth from the San Diego location during 1996 while contributing to higher levels of operating profits.

Management is currently seeking opportunities to expand the Company's influence in the Orlando, Florida vicinity, which continues to grow as a trade show and family entertainment destination.

Management anticipates additional revenue growth from EDSI during 1996, due to the increasing acceptance of the Expose product by national and international distributors as well as the February 1996 introduction of the Expose Laminate System. The Company has made significant strides in reducing the direct costs associated with the Expose product while maintaining the existing costs of distribution and administration, as a percentage of revenues. By virtue of increasing sales and maintaining 1995 gross profit margin levels from both Expose products, the Company anticipates additional contributions to the overall operating margins from EDSI during 1996.

Management is encouraged by the Company's overall performance during 1995 and realizes certain areas require continued attention and resources, specifically, building the Atlanta location and resultant contribution to the operating profits of the Company. Additionally, the Company will continue to seek experienced sales executives with an existing base of custom exhibit clients to contribute additional sales volume to be spread among the Company's four manufacturing facilities.

Management will continue to invest resources in the museum and production business group and international sales group during 1996. These business groups have experienced excellent sales growth since 1993 and are positioned to increase sales volume, once again, during 1996. The Company has also re-dedicated itself to the exhibit rental business, headquartered in the Atlanta, Georgia facility, by hiring an experienced exhibit rental manager and seasoned sales executive with a specialty in the exhibit rental marketplace. The Company will develop a data system capable of monitoring inventory levels and efficiently quoting exhibit rental alternatives to a growing segment of the industry.

EDSI introduced the higher price point Expose Laminate System during February 1996. Sales and marketing collateral for the new product has been completed and the Company is encouraged by the initial reaction from the national distribution network to the new system.

The Company holds a 10% interest in Sparks Japan, a 1996 formed Japanese corporation marketing portable and modular exhibits in Japan. In addition to the Company's 10% equity interest in Sparks Japan, the Company should increase revenues and profits from its 51% owned investment in EDSI, whose products will be marketed through Sparks Japan. The February 1996 transaction with a Japan-based manufacturing and marketing company (see Note 15), has significantly improved the Company's already healthy balance sheet and increased stockholder's equity by 17%. Historically, Japanese exhibitors have built and scrapped their exhibits for each trade show. The portable, modular exhibits currently marketed in the United States can provide a large assortment of design capabilities while simultaneously offering reconfigurability and reusability for future trade shows. These portable, modular products will also provide the Japanese exhibitor an alternative to the environmentally-unfriendly practice of exhibit disposal.

The Company's balance sheet which includes good current and debt to equity ratios as well as cash flow from operations, is postured to support growth and investment in opportunities which could be translated into higher shareholder value. By meeting the challenges outlined above, maintaining the highest standards for product quality and customer service and aggressively seeking acquisition possibilities within the exhibit industry which meet management's financial and synergy requirements, the Company should be well-positioned to meet future opportunities in the global marketplace for trade shows and permanent exhibitry.

Management intends to dedicate resources to develop a definitive strategic marketing plan and implement a professionally-managed investor relations program to effectively communicate the Company's vision, expectations and performance. Management's ultimate goal is to secure the investment community's support in the Company's strategic objectives.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

Items 9, 10, 11 and 12 have been omitted from this report, in accordance with General Instruction E, since the Issuer will file with the Commission a definitive proxy statement, involving the election of directors, pursuant to Regulation 14A within 120 days after the close of its 1995 fiscal year. Accordingly, relevant information contained in such definitive proxy statement is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                        Exhibit
                                                                          Page
                                                                          ----

(a)  The following documents are filed as part of this report:

         Financial Statements:

              Report of Independent Accountants

              Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

              Consolidated Balance Sheets, December 31, 1995 and 1994

              Consolidated Statements of Changes in Stockholders'
              Equity for the years ended December 31, 1995, 1994 and
              1993

              Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

              Notes to Consolidated Financial Statements

    (3)(i)(a) Restated Certificate of Incorporation of the Issuer. (Incorporated by reference to Exhibit 4(a) to the Issuer's Registration Statement on Form S-8, File No. 33-3647, filed with the Commission.)

    (3)(i)(b) Certificate of Amendment to the Restated Certificate of Incorporation of the Issuer filed on June 2, 1987. (Incorporated by reference to Exhibit 3(a)(ii) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Commission.)

                                                                      Exhibit
                                                                        Page
                                                                        ----

  (3)(i)(c) Certificate of Amendment to the Restated Certificate of Incorporation of the Issuer filed on January 14, 1988. (Incorporated by reference to Exhibit 3(a)(iii) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Commission.)

  (iv) Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant filed on May 8, 1989. (Incorporated by reference to Exhibit 3(a)(iv) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Commission.)

  3(b)         Amended and Restated By-laws of the Registrant.
               (Incorporated by Reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission.)

  10(a) Agreement to Amend the International Distribution and Technology Agreement with Tsubasa System Company, Ltd. dated January 22, 1996.

  10(b) Amended Agreement of Employment, dated December 11. 1992, between the Registrant and Robert B. Ginsburg.
               (Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission).

  10(c) Amended Agreement of Employment, dated December 11. 1992, between the Registrant and Alan I. Goldberg.
               (Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission).

  10(d)        Option Agreement dated November 23, 1992 with Robert B.
               Ginsburg. (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission.)

  10(e)        Option Agreement dated November 23, 1992 with Alan I.
               Goldberg. (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission.)

  10(f) Employment and Option Agreements dated as of January 1, 1994 between the Registrant and Edmond D. Costantini, Jr. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1993 filed with the Commission.)

                                                                      Exhibit
                                                                        Page
                                                                        ----

  10(g)        Lease for Premises located at 2828 Charter Road,
               Philadelphia, PA. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission.)

  10(h) Letter Agreement dated August 7, 1995 by and among the Registrant, Donald Sparks, Stanley Ginsburg and Ira Ingerman. (Incorporated by reference to Exhibit 6(a)) to the Registrant's Quarterly Report of Form 10-QSB for the quarter ended September 30, 1995 filed with the Commission.)

  10(i)         Lease for Premises located at 8125 Troon Circle,
                Austell, GA 30001 (Incorporated by reference to Exhibit 10(i) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission).

  10(j)        Letter Amendment dated January 22, 1996 to Amended
               Employment Agreement with Robert B. Ginsburg               ___

  10(k)        Letter Amendment dated January 22, 1996 to Amended
               Employment Agreement with Alan I. Goldberg                 ___

  21 Subsidiaries of the Issuer (Incorporated by reference to Exhibit 21 to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission).

  23           Consent of Coopers & Lybrand

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Issuer during the quarter ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARLTON TECHNOLOGIES, INC.

                                        By: /s/ Robert B. Ginsburg
                                            ---------------------------------
                                             President

                                        By: /s/ E. D. Costantini, Jr.
                                            ---------------------------------
                                             Chief Financial Officer

Dated: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date
---------                                -----                         ----

/s/ Fred Cohen                     Chairman of the               March 25, 1996
   ----------------------------      Board of Directors
    (Fred Cohen)

/s/ Seymour Hernes                 Director                      March 25, 1996
    ---------------------------
    (Seymour Hernes)

/s/ Robert B. Ginsburg             Director                      March 25, 1996
    ---------------------------
    (Robert B. Ginsburg)

/s/ Alan I. Goldberg               Director                      March 25, 1996
    ---------------------------
    (Alan I. Goldberg)

/s/ William F. Hamilton            Director                      March 25, 1996
    ---------------------------
    (William F. Hamilton)

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
and Shareholders
Marlton Technologies, Inc.:

We have audited the consolidated financial statements of Marlton Technologies, Inc. and subsidiaries as listed item 13(a) of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marlton Technologies, Inc. and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

/s/ Coopers & Lybrand L.L.P.
   --------------------------------------
COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 25, 1996

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1995, 1994 and 1993

                                                                         1995                 1994                1993
                                                                   ------------------   ------------------ -------------------
Net sales                                                              $  27,671,763        $  24,613,216       $  19,172,222
Cost of sales                                                             19,693,655           17,756,727          13,698,674
                                                                   ------------------   ------------------ -------------------
      Gross profit                                                         7,978,108            6,856,489           5,473,548
                                                                   ------------------   ------------------ -------------------
Expenses:
  Selling                                                                  4,732,884            3,925,188           3,430,518
  Administrative and general                                               2,506,201            2,405,332           2,235,656
                                                                   ------------------   ------------------ -------------------
                                                                           7,239,085            6,330,520           5,666,174
                                                                   ------------------   ------------------ -------------------

      Operating profit (loss)                                                739,023              525,969           (192,626)
                                                                   ------------------   ------------------ -------------------

Other income (expense):
  Interest income                                                            109,446               28,512             101,000
  Interest expense (Note 4)                                                 (142,860)            (151,168)           (184,580)
  Gain from insurance settlement (Note 3)                                         -               250,000                   -
  Other, net                                                                   9,205               21,481              55,588
                                                                   ------------------   ------------------ -------------------

                                                                            (24,209)              148,825            (27,992)
                                                                   ------------------   ------------------ -------------------
  Income (loss) before income taxes,
        cumulative effect of accounting change
        and extraordinary item                                               714,814              674,794           (220,618)
   Provision (benefit) for income taxes (Note 14)                           (538,000)             188,000            (88,000)
                                                                   ------------------   ------------------ -------------------
   Income (loss) before extraordinary item and
        cumulative effect of accounting change                             1,252,814              486,794           (132,618)
   Extraordinary item:
     Loss related to debt retirement, net of income
       tax benefit of $64,000 (Note 2)                                             -                    -              96,000
                                                                   ------------------   ------------------ -------------------
   Income (loss) before cumulative effect
        of accounting change                                               1,252,814              486,794           (228,618)
   Cumulative effect of change in accounting for
        income taxes (Note 1)                                                      -                    -           1,500,000
                                                                   ------------------   ------------------ -------------------

      Net income                                                         $ 1,252,814            $ 486,794         $ 1,271,382
                                                                   ==================   ================== ===================
Income (loss) per common share (Note 1):
Primary and fully diluted:
  Before extraordinary item and cumulative effect
     of accounting change                                            $           .32      $           .13   $           (.03)
  Extraordinary item                                                             -                    -                 (.03)
  Cumulative effect of accounting change                                         -                    -                  .39
                                                                   ------------------   ------------------ -------------------

  Net income per common share                                        $           .32      $           .13   $            .33
                                                                   ==================   ================== ===================

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                  ------------

                                                       ASSETS                                1995                1994
                                                                                       ----------------    -----------------

             Current:
                Cash and cash equivalents                                               $    1,028,606       $    1,469,175
                Accounts receivable, net of allowance
                  of $132,000 and $86,000, respectively                                      4,444,597            4,185,935
                Inventory (Note 6)                                                           2,422,494            2,275,266
                Prepaids and other current assets                                              575,719              882,174
                Deferred income taxes                                                          657,000              191,000
                                                                                       ----------------    -----------------
                       Total current assets                                                  9,128,416            9,003,550

             Property and equipment, net of accumulated
                  depreciation and amortization (Note 7)                                     2,412,342            2,346,306
             Goodwill, net of accumulated amortization of $595,478
                  and $464,358, respectively                                                 3,101,616            2,898,764
             Deferred income taxes                                                           1,792,000            1,354,000
             Other assets, net of accumulated amortization
                  of $644,720 and $463,451, respectively (Note 8)                              473,519              542,091
                                                                                       ----------------    -----------------

                       Total assets                                                    $    16,607,893      $    16,144,711
                                                                                       ===============      ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

             Current liabilities:
                Current portion of long-term debt (Note 10)                            $       524,586     $        796,515
                Accounts payable                                                             1,542,433            1,700,404
                Accrued expenses and other (Note 9)                                          3,232,494            3,929,753
                                                                                       ----------------    -----------------
                       Total current liabilities                                             5,299,513            6,426,672

             Long-term debt, net of current portion                                            991,894              691,676
                                                                                       ----------------    -----------------

                       Total liabilities                                                     6,291,407            7,118,348
                                                                                       ----------------    -----------------

             Commitments and contingencies (Note 11)

             Stockholders' equity:
                Common stock, $.10 par - shares authorized
                   10,000,000; 3,937,534 and 3,900,225 issued, respectively                    393,754              390,023
                Additional paid-in capital                                                  20,171,051           20,137,473
                Accumulated deficit                                                       ( 10,136,642)        ( 11,389,456)
                                                                                       ----------------    -----------------

                                                                                            10,428,163            9,138,040

                Less cost of 5,000 treasury shares                                             111,677              111,677
                                                                                       ----------------    -----------------

                       Total stockholders' equity                                           10,316,486            9,026,363
                                                                                       ----------------    -----------------

                       Total liabilities and stockholders' equity                      $    16,607,893      $    16,144,711
                                                                                       ===============      ===============


                 See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
              for the years ended December 31, 1995, 1994 and 1993

                                                     Common Stock                           Additional
                                  Shares               Issued            Treasury             Paid-in            Accumulated
                                  Issued               Amount             Amount              Capital              Deficit

Balance, December 31, 1992          3,516,492            351,649        $  (111,677)       $ 19,477,063         $ (13,147,632)

Additional shares issued              318,000             31,800                  -             605,700                     -
Net income                                  -                  -                  -                   -             1,271,382
                                 ------------           ---------       ------------       -------------        --------------

Balance, December 31, 1993          3,834,492            383,449           (111,677)         20,082,763           (11,876,250)

Additional shares issued               65,733              6,574                                 54,710                     -
Net income                                  -                  -                  -                   -               486,794
                                 ------------           ---------       ------------       -------------        --------------

Balance, December 31, 1994          3,900,225            390,023           (111,677)         20,137,473           (11,389,456)

Additional shares issued               37,309              3,731                  -              33,578                     -
Net income                                  -                  -                  -                   -             1,252,814
                                 ------------           ---------       ------------       -------------        --------------

Balance, December 31, 1995          3,937,534           $393,754          $(111,677)        $20,171,051          $(10,136,642)
                                 ============           ========          ==========        ===========          =============

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993

                                                                             1995                 1994                 1993
                                                                         --------------    ----------------    ---------------
Cash flows provided (expended) through operating activities:
     Net income                                                            $ 1,252,814         $   486,794      $   1,271,382
     Adjustments to reconcile net income to cash provided
       (expended) through operating activities:
          Cumulative effect of change in accounting for income taxes             -                    -            (1,500,000)
          Depreciation and amortization                                      1,110,712             982,173            742,010
          (Increase) decrease in deferred taxes                               (604,000)            107,000           (152,000)
          Minority interest in profit (loss) of EDSI                            44,256             (16,837)           (24,360)
          Other operating items                                                  -                  66,900             -
     Change in assets and liabilities, net of effects of acquisitions:
          (Increase) in accounts receivable, net                              (258,662)         (1,086,240)        (1,114,115)
          (Increase) in inventory                                             (147,228)           (283,056)          (843,333)
          (Increase) decrease in prepaids and other assets                     175,408            (288,659)          (154,737)
          Increase (decrease) in accounts payable and
           accrued expenses and other                                         (817,924)          2,213,611          1,224,114
                                                                         --------------    ----------------    ---------------

     Net cash provided (expended) through operating activities                 755,379           2,181,686           (551,039)
                                                                         --------------    ----------------    ---------------

Cash flows provided (expended) through investing activities:
     Net cash proceeds from sale of note                                         -                   -                494,870
     Cash provided by escrow deposit                                             -                   -                637,500
     Cash paid to acquire Sparks Exhibits companies,
       net of cash received                                                      -                 (38,102)           (22,500)
     Capital expenditures                                                     (890,265)         (1,050,050)          (597,826)
     Acquisition of intangible assets                                          (50,095)                -             (224,703)
                                                                         --------------    ----------------    ---------------

     Net cash provided (expended) through investing activities                (940,360)         (1,088,152)           287,341
                                                                         --------------    ----------------    ---------------

Cash flows provided (expended) through financing activities:
     Proceeds from issuance of long-term debt                                  583,523             500,000            500,000
     Principal payments on long-term debt                                     (510,493)           (513,802)          (368,582)
     Payments against notes payable, Sellers                                  (328,618)                 -                 -

     Net increase (decrease) in revolving credit line                            -               (495,000)            375,000
     Proceeds from stock issuance                                                -                 61,284                 -
                                                                         --------------    ----------------    ---------------

     Net cash provided (expended) through financing activities                (255,586)           (447,518)            506,418
                                                                         --------------    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                              (440,569)            646,016            242,720
Cash and cash equivalents - beginning of year                                1,469,175             823,159            580,439
                                                                         --------------    ----------------    ---------------
Cash and cash equivalents - end of year                                  $   1,028,606     $     1,469,175      $     823,159


                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------




1. Summary of Accounting Policies:

         Basis of Presentation:

         The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"). All intercompany accounts and transactions have been eliminated.

         In January, 1988, the Company sold the net assets of its then existing operating subsidiaries and through August 7, 1990, had limited revenue-producing activity. Activity included in the consolidated statements of operations consists primarily of the design, manufacture, sale and servicing of sophisticated custom and portable trade show exhibits and museum interiors by Sparks Exhibits Corp. ("Sparks") and subsidiaries (see Note 2), as well as the manufacturing and distribution of panelized portable exhibits.

         Property and Equipment:

         Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets ranging primarily from 3 to 10 years. Assets and accumulated depreciation accounts are reduced for the sale or other disposition of property and the resulting gain or loss is included in income.

         Inventory:

         Inventory is stated at the lower of cost (first-in, first-out) or market and includes all direct and indirect manufacturing costs associated with a specific job.

         Goodwill and Other Intangible Assets

         The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of principally 30 years. Customer lists, which are recorded at cost, are being amortized on a straight-line basis over their estimated useful lives of 5 to 15 years and are included as components of Other Assets.

         The Company's policy is to record an impairment loss against goodwill and other intangibles in the period when it is determined that the carrying amount of the net assets may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the net assets.

         Revenue Recognition:

         Revenues on trade show exhibit sales are recognized on the completed contract method. Revenues on permanent exhibit installations, which are generally 6 months or longer in duration, are recognized on the percentage of completion method. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as Customer Deposits and are included as components of Accrued Expenses and other.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------





1. Summary of Accounting Policies, continued:

         Estimates and Assumptions:

         The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         Income Per Common Share:

         Income per common share is based on the weighted average number of common shares outstanding during the period, adjusted for common equivalent shares when the effect is not anti-dilutive. Income per share of common stock, assuming full dilution, is the same as primary earnings per share for all reported periods.

         The weighted average number of common shares outstanding used in calculating both primary and fully-diluted earnings per share was 3,935,700 during 1995, 3,880,548 during 1994 and 3,847,733 during 1993.

         Cash and Cash Equivalents:

         For purposes of the statements of cash flows, the Company considers all investments with a maturity of three months or less at the time of their purchase to be cash equivalents. Temporary cash investments comprise principally short-term government funds.

         Concentration of Credit Risk:

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions.

         The Company's accounts receivable are with customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires progress payments which mitigates its loss exposure.

         Fair Value of Financial Instruments

         Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of this financial instrument approximates its fair value at December 31, 1995 and 1994.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------




1. Summary of Accounting Policies, continued:

         Income Taxes:

         Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes rather than the deferred method previously used. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The cumulative effect of this accounting change for periods prior to January 1, 1993, was to increase net income by $1,500,000 or $.39 per share (see Note 14). The cumulative effect relates to the recognition of the Company's tax loss and credit carryforwards, net of an estimated valuation allowance.

         Financial Accounting Standards Not Yet Adopted

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," for fiscal years beginning after December 15, 1995. This statement requires that certain assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through future cash flows. The Company is evaluating the provisions of SFAS No. 121 and does not anticipate adoption to have a material effect on its financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," for transactions entered into in fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based upon fair value. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and therefore the adoption of SFAS 123 will not have an impact on the Company's financial position or results of operations.

2. Acquisitions:

         Sparks Exhibits Corp.:

         On August 7, 1990, the Company acquired (the "Acquisition") all of the issued and outstanding stock of Arrow Exhibits, Inc. ("Arrow") and transferred the operations to its newly formed subsidiary, Sparks Exhibits Corp. ("Sparks"). Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage and sells portable displays for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------



2. Acquisitions (continued)

         Total consideration paid for the Acquisition, including related expenses was $3,710,419, of which $1,885,419 was paid in cash, $1,000,000 was paid by delivery of a convertible subordinated note of the Company (convertible into common stock of the Company at a conversion price of $2 per share commencing August 7, 1992) and the remainder was paid by assignment to the shareholders of Arrow (the "Sellers") of an aggregate of $825,000 of the subordinated note then held by the Company.

         During August 1993, at the request of the Company, the Sellers agreed to surrender notes aggregating $637,500 and related interest payments at 9%, and the right to convert the principal amount into an aggregate of 318,750 shares of the Company's common stock, in exchange for the immediate issuance of 318,000 shares of the Company's common stock and a cash payment of $160,000. The Company recognized an extraordinary charge of $96,000, net of an income tax benefit of $64,000, as a result of the retirement of this debt.

         The Agreement provided for certain additional consideration to be paid to the Sellers based on defined operating results of Sparks through December 31, 1994. On August 7, 1995 the Company paid $478,618 for additional consideration obligations that were previously recognized through December 31, 1994. The final cumulative contingent earn-out obligation to the Sellers of $333,972 payable on August 7, 1995 was satisfied by a cash payment of $50,095 and issuance of three two-year notes totaling $283,877 and bearing interest at 8%, payable quarterly and convertible to the Company's common stock at $1.375 per share. All additional consideration paid to the Sellers has been recorded as goodwill.

         Sparks Exhibits, Inc./Sparks Exhibits, Ltd./Sparks Exhibits
   Incorporated:

         During 1991 and 1992, Sparks through its wholly-owned subsidiaries, Sparks Exhibits, Inc., Sparks Exhibits, Ltd. and Sparks Exhibits Incorporated, acquired various assets from custom trade exhibit businesses in Atlanta, Georgia, San Diego, California and Melbourne, Florida, respectively. Acquired assets included customer lists, contract rights, machinery and equipment and other assets. The total purchase price in connection with the three acquisitions was approximately $1,125,000. As part of the acquisitions, employment agreements were executed between respective subsidiaries and certain key employees, including options to acquire up to 150,000 shares of the Company's common stock at prices ranging from $2.00 to $3.00 per share and vesting periods which expire during 1997.

         Expose Display Systems, Inc.:

         During July 1993, the Company and Abex Display Systems, Inc. ("ADSI"), entered into an agreement to organize a new California corporation, Expose Display Systems, Inc. ("EDSI"). The Company acquired 51% of EDSI with ADSI acquiring the balance. EDSI granted to ADSI exclusive worldwide distribution and marketing rights for "Expose", a portable display product, through December 1995 with a 5 year extension contingent upon ADSI meeting defined sales levels.

         The minority interest in the profits and (losses) of EDSI of $42,256, ($16,837) and ($24,360), respectively, represent ADSI's 49% share in the results of operations for 1995, 1994 and from August 1 through December 31, 1993. EDSI sales, net of intercompany revenues, for 1995 and 1994 and the five month period in 1993 approximated $2,128,000, $1,660,000 and $400,000, respectively. Included in deposits and advances at December 31, 1995 and 1994, respectively are approximately $72,000 and $279,000 of advances made by EDSI to ADSI.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------




3. Insurance Settlement:

         During November 1993 the Company experienced a fire at its Melbourne, Florida location which destroyed approximately one-third of the facility including the administrative and design offices, as well as a portion of the exhibit storage area. During July 1994, a severe storm damaged the Company's Philadelphia, Pennsylvania location including portions of the manufacturing and exhibit storage areas. Both losses were covered by insurance. The Company recognized a gain of $250,000 from settlement of the claims. The gain is net of write-offs of property and equipment of $66,900 and other costs approximating $1,083,000.

4. Cash Flows Information:

         Cash paid for interest in 1995, 1994 and 1993 amounted to $140,206, $143,631, and $181,442, respectively.

         Cash paid for income taxes in 1995, 1994 and 1993 amounted to $9,509, $25,000 and $27,817, respectively.

         During 1995 the following noncash investing and financing transactions took place:

      * The Company issued to three Sellers, two-year notes amounting to $283,877 and bearing interest at 8% and payable quarterly in lieu of the final payment for additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp. The notes are convertible into the Company's common stock at $1.375 per share.

      * The Company issued 37,309 shares of its common stock to certain directors and the Company's 401(k) plan in lieu of payments for director fees and defined contributions under the Company's employment benefit plan (see Note 13).

          During 1994 the following noncash investing and financing transactions took place:

      * The Company accrued $150,000 of additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp.

          During 1993 the following noncash investing and financing transactions took place:

      * The Sellers surrendered notes aggregating $637,500 in exchange for 318,000 shares of the CompanyOs common stock and a cash payment of $160,000. In addition, the Sellers converted $127,500 of accrued contingent payments and $201,118 of one year notes due August 7, 1993 into notes due August 7, 1995.

      * The Company accrued $38,102 of additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------





5. Note Receivable:

         In connection with the sale of a former wholly-owned subsidiary in 1988, the Company received a subordinated note receivable. In connection with the Acquisition in August 1990 (see Note 2), a portion of the note receivable was assigned to the Sellers of Sparks. The Company sold the subordinated notes (including notes previously assigned and guaranteed by the Company to the Sellers) for a cash payment of $1,051,620, paid to the Company on January 13, 1993. $556,750 of the cash payment was paid by the Company to the Sellers satisfying the note assignment and the remaining $494,870 was retained by the Company.

6. Inventory:

         Inventory at December 31, 1995 and 1994 consists of the following:

                                             1995               1994
                                        ----------        ------------
               Raw materials           $    510,774         $  590,627
               Work in process            1,911,720          1,684,639
                                          ---------          ---------

                                         $2,422,494         $2,275,266
                                         ==========         ==========

7. Property and Equipment:

         Property and equipment at December 31, 1995 and 1994 consists of the following:
                                                         1995         1994
                                                      ----------   ----------

               Manufacturing equipment and vehicles   $  867,769   $  644,575
               Office equipment and fixtures           1,388,650    1,117,241
               Leasehold improvements                  1,091,399      866,169
               Showroom and rental exhibits            1,347,013    1,187,238
               Other                                     158,131      173,380
                                                      ----------   ----------
                                                       4,852,962    3,988,603

               Less accumulated depreciation
                 and amortization                      2,440,620    1,642,297
                                                      ----------   ----------
                                                      $2,412,342   $2,346,306
                                                      ==========   ==========

8. Other Assets:

         Other assets include costs incurred for certain intangible assets, principally customer lists, acquired in connection with the acquisition of custom trade exhibit businesses from 1990 through 1993. Amounts capitalized include amounts assigned to such assets by the Company at the date of the respective acquisitions and required contingent payments set forth in related purchase agreements. Such costs are amortized over the estimated life of the assets on a straight-line basis. Amortization expense related to other assets amounted to $181,269, $184,082 and $150,745 for the three years in the period ended December 31, 1995. Also included in Other assets as of December 31, 1995 are deposits relating to certain facility leases and the long-term portion of prepaid expenses.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------

9.  Accrued Expenses and Other:

         Accrued expenses and other at December 31, 1995 and 1994 consist of the following:

                                                   1995          1994
                                                   ----          ----
       Accrued compensation                  $    608,541  $   446,691
       Customer deposits                          856,735    2,013,869
       Accrued consideration - Sparks' sellers         -       150,000
       Accrued payroll, sales and business taxes  715,302      600,301
       Accrued insurance costs                    232,472      100,907
       Other                                      819,444      617,985
                                               ----------   ----------
                                               $3,232,494   $3,929,753
                                               ==========   ==========

10. Debt Obligations:

         Notes Payable:

         The Company, through its wholly-owned subsidiary Sparks, maintains a $1,250,000 revolving credit facility with a bank which expires on June 30, 1997 unless renewed by the issuing bank. Borrowings under the revolving loan bear interest at the bank's prime lending rate (8.5% at December 31, 1995). No amounts were outstanding under the facility at December 31, 1995 and 1994.

         The revolving credit facility and the Company's primary term loans are collateralized by substantially all of the assets of Sparks and its subsidiaries and Sparks Exhibits Holding Corporation ("Holding"). Both the revolving credit facility and term loan agreements place certain restrictions as to the use of Sparks' funds for payment of dividends, loans, or the acquisition of stock or assets of unrelated entities without prior bank approval. Additionally, the agreements contain certain compensating balance requirements and financial covenants. The most restrictive financial covenant requires the Company to maintain a current ratio, as defined, of not less than 1.2 to 1. At December 31, 1995 this ratio, as defined, was approximately 1.6 to 1.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------




10. Debt Obligations, continued

         Long-Term Debt:

         Long-term debt at December 31, 1995 and 1994 consists of the following:


                                                                 1995              1994
                                                                 ----              ----

Term loans payable, banks:
     Interest at the prime lending rate plus .25% (8.75%
       at December 31, 1995); principal payable in equal
       monthly amounts of $9,167 through July 2000               $504,167          -
     8.6% interest; principal payable in monthly amounts
       of $10,417 through May 1998                                312,500       $437,500
     6.85% interest; principal payable in monthly amounts
       of $10,417 through February 1997 with a
       final payment in March 1997                                162,666        287,609
     8.2% interest; principal payable in monthly
       amounts of $12,500 through May 1996 with a final
       payment of $28,973 in June 1996                             91,474        241,473

Notes payable, Sellers (subordinated to all bank indebtedness):
       Additional consideration, interest payable quarterly at
         the prime lending rate repaid August 1995                    -          328,618

Notes payable, Sellers (subordinated to all bank indebtedness):
       Additional consideration, interest payable quarterly at
         8% principal due August 7, 1997, and convertible
         into the Company's common stock at $1.375 per share      283,877          -

Note payable, ICI:
     Interest payable annually at 6.85%, principal payable
       in remaining annual payments of $28,726
       and $34,551 through July 1997                               63,277         86,391

Note payable, TSS:
     Interest payable quarterly at 7%,
       principal payable in annual payments of
       $26,560 through December 1997                               53,120         79,680

Other                                                              45,399         26,920
                                                              -----------    -----------
                                                                1,516,480      1,448,191
     Less current portion                                         524,586        796,515
                                                              -----------    -----------
                                                              $   991,894    $   691,676
                                                              ===========    ===========


                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------


10. Debt Obligations, continued:

         Included in interest expense is $27,175, $40,817 and $37,289 related to interest on notes payable to the Sellers for the three years in the period ended December 31, 1995.


         Aggregate long-term debt maturities for the next five years are as follows:

                Years Ended December 31,              Amount
                ------------------------              ------

                       1996                       $   524,586
                       1997                           628,522
                       1998                           180,693
                       1999                           114,023
                       2000                            68,656
                                                   ----------
                                                   $1,516,480
                                                   ==========

11. Commitments and Contingencies:

         The Company operates in leased office and warehouse facilities. Lease terms range from monthly commitments up to 105 months with options to renew at varying times. Certain lease agreements require the Company to pay supplemental costs of utilities, taxes, insurance and maintenance.

         As of December 31, 1995, future minimum lease commitments under noncancelable operating leases are as follows:

     Year ended December 31,
          1996                                    $1,087,988
          1997                                       953,755
          1998                                       805,046
          1999                                       577,425
          2000                                       594,696
          2001 and thereafter                      2,297,574
          ----                                    ----------
            Total minimum lease commitments       $6,316,483
                                                  ==========

         Rental expense, exclusive of supplemental costs, for each of the three years in the period ended December 31, 1995 was $1,111,374, $956,681 and $1,022,855, respectively (including approximately $73,000 in 1993 to a related party).

         The Company has employment contracts with certain officers and employees with remaining terms from approximately one to five years, which provide for minimum annual remuneration ranging from $30,000 to $145,000, plus additional compensation based upon operating results of the Company. In addition, pursuant to their employment contracts, two officers may convert certain deferred compensation and certain accrued bonuses into common stock. As of December 31, 1995, there were 357,144 shares reserved for conversion at $1.60 per share.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------




11. Commitments, continued:

         Future minimum payments under employment contracts are as follows:

               Year ended December 31,
                       1996              $   431,750
                       1997                  394,500
                       1998                  245,000
                       1999                  245,000
                       2000                  245,000
                                           ----------
                                           $1,561,250
                                           ==========

12. Stock Options:

         The Company has qualified and nonqualified stock option plans. No charges against operations have been made in the years presented as a result of the issuance of stock options.

         In August 1990, the Company adopted the 1990 Incentive Plan which provides for the granting of Incentive Stock Options ("ISO") and a 1990 Nonstatutory Option Plan ("NSO") (collectively, "the 1990 Plans"). The 1990 Plans (as amended in June 1992) provide for the granting of options to employees to purchase up to 950,000 shares of common stock. Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's, and 85% of the market value of the shares in the case of NSO's.

         In April 1984, the Company adopted the 1984 Incentive Stock Option Plan. The plan provides for the granting of Incentive Stock Options to key salaried employees to purchase a maximum of 100,000 common shares at prices not less than the market value of the shares on the date the options are granted.

         The Company maintains a Nonqualified Stock Option Plan which provides for the granting of options to employees, sales representatives, consultants and others to purchase, for a period of five years, a maximum of 65,900 common shares at prices and terms determined by a committee appointed by the Board of Directors. Options are granted at a price not less than 85% of the market value of the shares at the date of the grant.

         The Directors' and Consultants' Stock Option Plan provides for the granting of options to purchase up to 73,600 common shares to directors and consultants who are neither principal stockholders, nor receive salary compensation. Prices are determined as in the Nonqualified Stock Option Plan.

         The 1992 Director Stock Plan, with a total of 100,000 authorized shares, was amended in December 1994 to provide that in addition to stock awards, stock options may be granted to Directors at a price not less than market value on the date of the grant.

         As an inducement for certain individuals to become employees of the Company, stock options, as part of an employment agreement, are granted by the Company. The quantity, price and vesting requirements vary with each employment agreement; however, the Company has not granted options at a price less than the market value of the shares at the date of grant.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------




12. Stock Options, continued

         The following table reflects information as of December 31, 1995 related to stock options:

                                                                        Shares
                                                                       Available
                                 Shares                                   for
                                  under    Option Price     Options     Unissued
                                 Option      per Share     Exercisable  Options
                                 ------    -----------    -----------  ---------

    1990 Plans                   948,993    $1.60-$2.00      731,509      1,007
    1984 Incentive Stock
      Option Plan                 87,652       $2.00          87,652      2,223
    Nonqualified Stock
      Option Plan                 14,300    $2.20-$3.00        6,435     17,300

    Directors' and Consultants'
      Stock Option Plan           19,000       $2.45          19,000          0
    1992 Directors' Plan          50,000       $2.00          20,000     33,804
    Other Options                 85,517    $2.00-$3.00       44,917          -
                              ----------                      ------     ------
                               1,205,462                     909,513     54,334
                              ==========                     =======     ======

    Changes in options outstanding are as follows:

                                                  1995            1994
                                                  ----            ----
     Shares under option at beginning of year   1,173,245      1,136,518
     Options granted                               90,000        100,000
     Options expired                              (57,783)       (40,273)
     Options exercised                                  0        (23,000)
                                                ---------      ---------
     Shares under option at end of year         1,205,462      1,173,245
                                                =========      =========

       Shares available for unissued options       54,334        142,296
                                                   ======        =======

13. Employee Benefit Plans:

         The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. Charges to income with respect to this Plan were approximately $32,000, $22,000 and $16,000 in 1995, 1994 and 1993, respectively.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------




14. Income Taxes:

         The components of the provision (benefit) for income taxes were as follows:

                                1995          1994        1993
                                ----          ----        ----

                Current:
                  Federal   $  27,000    $  21,000         --
                  State        39,000       60,000         --
                Deferred:
                  Federal    (590,000)     155,000    $ (88,000)
                  State       (14,000)     (48,000)        --
                              -------      -------    ---------
                            $(538,000)   $ 188,000    $ (88,000)
                            =========    =========    =========

         A reconciliation of the Federal statutory rate to the Company's effective tax rate before the extraordinary credit is as follows:

                                          1995     1994     1993
                                          ----     ----     ----
      Federal statutory rate               34%      34%     (34%)
      State income tax, net of Federal
        income tax effect                   2        1       --
      Non-deductible expenses               7        7       19
      Losses not tax effected              --        1        4
      Valuation allowance                (114)     (13)     (33)
      Other, net                           (4)      (2)       4
                                         ----      ----     ----
                                          (75%)     28%     (40%)
                                         =====     ====     ====

         The net deferred tax asset at December 31, 1995 and 1994 comprises the following:

                                            1995         1994
                                            ----         ----

      Net operating loss carryforwards   $2,798,000    $3,194,000
      General business credits            1,856,000     1,856,000
      Employee benefits and compensation    166,000       179,000
      Other, net                             64,000       (15,000)
                                         ----------     ---------
                                          4,884,000     5,214,000
      Valuation allowances               (2,735,000)   (3,669,000)
                                         ----------     ---------
      Net deferred tax asset             $2,149,000    $1,545,000
                                         ==========    ==========

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------





14. Income Taxes (continued):

         The decrease in the valuation allowance in 1995, 1994 and 1993 resulted primarily from the release of valuation allowance based on the reevaluation of the realizability of future benefits of net operating loss carryforwards. Realization of the net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryfowards (NOL's). Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized.

         As of December 31, 1995, the Company's federal NOL's of approximately $8,228,000, expire as follows:

                  Expiration Date                Amount
                  ---------------                ------

                        2001                   $2,149,000
                        2002                    2,072,000
                        2003                    3,133,000
                        2004                      116,000
                        2005                      232,000
                        2008                      526,000
                                               ----------
                                               $8,228,000
                                               ==========

         General business credit carryforwards of $1,856,000 expire primarily in 1998.

15. Subsequent Event:

         The Company and Tsubasa System Company, Ltd., a diversified manufacturing and marketing company entered into a distribution and license agreement in 1995 and jointly formed a Japanese corporation, Sparks Japan, 90% owned by Tsubasa; 10% owned by the Company, to market portable exhibits in Japan. In an amendment to that Agreement in January 1996, the Company agreed to eliminate certain future payments from Sparks Japan and to issue Tsubasa 500,000 shares of unregistered common stock of the Company, in exchange for $3,000,000 from Tsubasa.

         Sparks Japan is obligated to purchase its portable exhibits from the Company's majority owned subsidiary, EDSI. Sparks Japan is expected to open its Tokyo showroom during March 1996. The Company is required to provide technical, operational and marketing support to the Japanese operation. The agreement provides that funds received by the Company are to be used for operating activities and to acquire companies, products and services within the exhibit industry. The funds cannot be used to retire certain debts or pay bonuses, incentives, commissions, etc. to officers, directors or shareholders of the Company, without the prior approval of Tsubasa.

         In the event Sparks Japan does not achieve certain sales levels by December 31, 1998 and the Company's common stock is trading at less than $3.00 per share at such time, if requested by Tsubasa, the Company will, at its option, repurchase the Tsubasa shares at $3.00 per share or make a cash payment to Tsubasa, per share, equal to the difference between the December 31, 1998 trading price and $3.00.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------


15. Subsequent Event (continued)

         The Company expects to recognize a gain of approximately $1,000,000 on this transaction during the first quarter of 1996.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Marlton Technologies, Inc. on Form S-8 (File No. 33-3647) of our report dated March 25, 1996, which includes an explanatory paragraph relating to the Company changing its method of accounting for income taxes effective January 1, 1993, on our audits of the consolidated financial statements of Marlton Technologies, Inc. as of December 31, 1995 and 1994 and for the three years in the period ended December 31, 1995 which report is included in this Form 10-KSB.

COOPERS & LYBRAND, LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 28, 1996