Form 10QSB
period 1996-03-31
MARLTON TECHNOLOGIES INC
filed 1996-05-15
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
- - ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New Jersey                                   22-1825970
- - ------------------------------------------------------------------------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                   Identification No.)

 2828 Charter Road, Suite 101. Philadelphia, PA                  19154
- - ------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (215) 676-6900




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
                 Yes   X     No
                      ---        ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes        No
    ---       ----

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:  4,474,468

            Transitional Small Business Disclosure Form (check one):
Yes      No   X
   ---      ----

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 and DECEMBER 31, 1995

                                                                                     (Unaudited)
                                                                          March 31,                December 31,
                                  ASSETS                                    1996                       1995
                                                                        ------------               -------------
Current:
   Cash and cash equivalents                                             $  4,183,820               $  1,028,606
   Accounts receivable, net of allowance
     of $145,000 and $132,000, respectively                                 6,424,769                  4,444,597
   Inventory (Note 2)                                                       2,455,631                  2,422,494
   Prepaids and other current assets                                          583,426                    575,719
   Deferred income taxes (Note 3)                                             657,000                    357,000
                                                                          -----------               ------------

          Total current assets                                             14,304,646                  8,828,416

Property and equipment, net of accumulated
     depreciation and amortization                                          2,427,720                  2,412,342
Goodwill, net of accumulated amortization of
       $630,223 and $595,478, respectively                                  3,066,871                  3,101,616
Deferred income taxes                                                       1,237,000                  1,792,000
Other assets, net of accumulated amortization
        of $690,089 and $644,720, respectively                                303,105                    330,329
                                                                          -----------               ------------

          Total assets                                                    $21,339,342                $16,464,703
                                                                          ===========                ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                     $    487,220               $    524,586
   Accounts payable                                                         2,304,201                  1,542,433
   Accrued expenses and other (Note 4)                                      5,523,995                  3,089,304
                                                                          -----------               ------------
          Total current liabilities                                         8,315,416                  5,156,323

Long term debt, net of current portion                                        896,117                    991,894
                                                                          -----------               ------------

          Total liabilities                                                 9,211,533                  6,148,217
                                                                          -----------               ------------

Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,474,468 and 3,937,534 issued, respectively                447,447                    393,754
   Additional paid-in capital                                              20,914,791                 20,171,051
   Accumulated deficit                                                    ( 9,122,752)              ( 10,136,642)
                                                                          -----------               ------------
                                                                           12,239,486                 10,428,163
   Less cost of 5,000 treasury shares                                         111,677                    111,677
                                                                          -----------               ------------

          Total stockholders' equity                                       12,127,809                 10,316,486
                                                                          -----------               ------------

          Total liabilities and stockholders' equity                      $21,339,342                $16,464,703
                                                                          ===========                ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                                     Common Stock                Additional
                                                     Shares       Issued        Treasury           Paid-in             Accumulated
                                                     Issued       Amount         Amount            Capital               Deficit
                                                   --------      --------        --------         ----------          -------------
Balance, January 1, 1996                           3,937,534     $393,754       $(111,677)        $20,171,051          $(10,136,642)

Additional shares issued                             536,934       53,693             -               743,740                  -

Net income for the three month  period                    -           -               -                  -                1,013,890
                                                  ----------     --------       ---------          ----------           ------------

Balance, March 31, 1996                            4,474,468     $447,447       $(111,677)        $20,914,791          $( 9,122,752)
                                                  ==========     ========       =========         ===========          ============







                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    For the three months ended
                                                            March 31,
                                                     1996              1995
                                                   -----------      -----------
Net sales                                          $ 8,578,058      $ 7,381,628
Cost of sales                                        6,049,543        5,103,623
                                                   -----------      -----------
Gross profit                                         2,528,515        2,278,005
                                                   -----------      -----------
Expenses:
     Selling                                         1,393,466        1,256,307
     Administrative and general                        692,000          677,994
                                                   -----------      -----------
                                                     2,085,466        1,934,302
                                                   -----------      -----------
Operating profit                                       443,049          343,703
                                                   -----------      -----------
Other income (expense):
     Interest income                                    40,091           17,647
     Interest (expense)                                (34,710)         (34,126)
     Other (expense)                                    (4,540)          (6,386)
     Gain on contract amendment (Note 4)             1,000,000             --
                                                   -----------      -----------
                                                     1,000,841          (22,865)
                                                   -----------      -----------

Income before provision for income taxes             1,443,890          320,838

Provision for income taxes (Note 3)                    430,000           90,000
                                                   -----------      -----------

Net income                                         $ 1,013,890      $   230,838
                                                   ===========      ===========


Number of common shares, weighted average            4,468,468        3,880,548
                                                   -----------      -----------

Income per common share (Note 5):                  $       .22      $       .06
                                                   ===========      ===========


                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
- - ------------------------------------------------------------------------------



                                                                                                    For the three months ended
                                                                                                            March 31,
                                                                                                    1996                  1995
                                                                                                 ------------          -------------
Cash flows provided by operating activities:
  Net income                                                                                      $ 1,013,890           $   230,838
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                                                   386,337               273,448
      Minority interest in (profit) of EDSI                                                           (20,540)              (15,320)
      Decrease in deferred tax asset                                                                  255,000                55,000
  Change in assets and liabilities:
      (Increase) in accounts receivable, net                                                       (1,980,172)             (111,484)
      (Increase) in inventory                                                                         (33,137)             (515,469)
      (Increase) decrease in prepaids and other assets                                                (21,392)              308,252
      Increase (decrease) in accounts payable and
         other accrued expenses (Note 4)                                                            2,684,972              (131,307)
                                                                                                  -----------           -----------
        Net cash provided by operating activities                                                   2,284,958                93,958
                                                                                                  -----------           -----------

Cash flows (expended through) investing activities:
  Capital expenditures                                                                               (321,601)             (264,650)
  Minority investment in Sparks Japan (Note 4)                                                        (25,000)                 --
                                                                                                  -----------           -----------
         Net cash (expended through) investing activities:                                           (646,601)             (264,650)
                                                                                                  -----------           -----------


  Cash flows provided by (expended through) financing activities:
  Issuance of common stock subject to put option (Note 4)                                           1,350,000                  --
  Principal payments on long-term debt                                                               (133,143)             (107,609)
                                                                                                  -----------           -----------
        Net cash provided by (expended through) financing acitivites:                               1,216,857              (107,609)
                                                                                                  -----------           -----------

Increase (decrease) in cash and cash equivalents                                                    3,155,214              (278,301)

Cash and cash equivalents - beginning of period                                                     1,028,606             1,469,175
                                                                                                  -----------           -----------

Cash and cash equivalents - end of period                                                         $ 4,183,820           $ 1,190,874
                                                                                                  ===========           ===========
Supplemental cash flow information:
  Cash paid for interest                                                                          $    34,710           $    26,733
                                                                                                  ===========           ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






         Summary of Accounting Policies:

1.       Basis of Presentation:

     The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"), All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995, respectively. The December 31, 1995 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles and includes certain account reclassifications for comparative purposes with the March 31, 1996 consolidated balance sheet.



2. Inventory:

     Inventory, as of the respective dates, consist of the following:

                               March 31, 1996          December 31, 1995
                               --------------          -----------------
     Raw Materials               $  638,840               $   510,774
     Work In Process              1,816,791                 1,911,720
                                -----------               -----------
                                 $2,455,631                $2,422,494
                                ===========               ===========



3. Income Taxes:

     The components of the provision for income taxes for the respective three month periods ended March 31, were as follows:

                                     1996                        1995
                                  ----------                  ----------

    Currently payable:
      Federal                     $  75,000                     $14,000
      State                         100,000                      21,000
                                  ---------                  ----------
                                    175,000                      35,000
    Deferred:
      Federal                       255,000                      55,000
                                  ---------                  ----------
                                   $430,000                    $ 90,000
                                  =========                  ==========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        The significant component of the deferred income tax provisions in 1996 and 1995 was the utilization of the Company's net operating loss carryforward. The difference between the provisions for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes is primarily a result of state and local income taxes and goodwill amortization.



4. Gain on Contract Amendment:

     The Company and Tsubasa System Company, Ltd. ("Tsubasa") a diversified manufacturing and marketing company entered into a distribution and license agreement in 1995 and jointly formed a Japanese corporation, Sparks Japan, to market portable exhibits in Japan. Sparks Japan was capitalized with $250,000 and is 90% owned by Tsubasa and 10% owned by the Company. In an amendment to that agreement in January 1996, the Company agreed to eliminate certain future payments from Sparks Japan and issue to Tsubasa 500,000 unregistered shares of the Company's common stock in exchange for $3,000,000 from Tsubasa.

     Sparks Japan is obligated to purchase certain portable exhibits from the Company's majority owned subsidiary, EDSI. Sparks Japan opened its Tokyo portable exhibit showroom during March 1996 and the Company is providing requisite technical, operational and marketing support to the Japanese operation. The agreement also provides that the funds received by the Company are to be used for its operating activities and to acquire companies, products and services within the exhibit industry. The funds may not be used to retire certain debts or pay bonuses, incentives, commissions, etc. to officers, directors or shareholders of the Company, without obtaining prior approval from Tsubasa.

     In the event Sparks Japan does not achieve certain sales levels by December 31, 1998 and the Company's common stock is trading at less than $3.00 per share at that time, if requested by Tsubasa, the Company will, at its option, repurchase the Tsubasa shares at $3.00 per share or make a cash payment to Tsubasa equal to the difference between the December 31, 1998 trading price and $3.00.

     Amounts were allocated to the 500,000 shares of the Company's common stock issued to Tsubasa and the "put option" (the contingent liability for the difference between the Company's December 31, 1998 market value and $3.00 per share) based on their estimated fair market values. Incremental costs expected to be incurred by the Company through December 31, 1998 with respect to complying with certain requirements of the transaction have been approximated at $650,000. The $650,000 of incremental costs plus the value of the put option at $600,000 are included as a component of accrued expenses and other. As of March 31, 1996, $5,746 of incremental costs have been charged against the incremental cost account. $750,000 of the $3.0 million was allocated to the Company's capital accounts with the remaining balance of $1,000,000 recorded as a gain during the first quarter of 1996.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. Income per Common Share:

     Income per common share is based on the weighted average number of common shares outstanding during the period, adjusted for common equivalent shares when the effect is not antidilutive. Income per share of common stock, assuming full dilution, is equal to primary earnings per share for reported periods.


6. Subsequent Event:

     On April 18, 1996 the Company acquired 100% of the stock of Piper Productions, Inc. ("Piper") of Orlando, Florida, with a transaction effective date of April 1, 1996. Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The general terms of the purchase agreement include a $50,000 cash payment at closing, a $50,000 payment upon receipt of certain amounts due Piper and a $100,000 note bearing interest at 6%, payable in 5 equal annual installments commencing April 1, 1997. An additional $200,000 is payable if Piper achieves defined sales levels at defined contribution margin percentages and Piper's previous owner continuing to be employed under an employment agreement.

     Piper clients include major restaurant and entertainment chains, national theme parks and business/entertainment production companies. Piper annual sales exceeded $5.0 million for calendar years 1994 and 1995.

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

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. ("Tsubasa") entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan ("SEJ"), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of "Sparks Exhibits" in Japan. See Note 4 of the consoliated financial statements.

During April 1996, the Company acquired Piper Productions, Inc. of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhances the Company's ability to pursue exhibit opportunities within Piper's areas of expertise. See Note 6 of the consolidated financial statements.

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

RESULTS OF OPERATIONS

         Three months ended March 31, 1996 as compared with three months ended March 31, 1995

Sales

         First quarter 1996 revenues of $8.59 million, the highest quarterly revenues in post-organization Company history, exceeded first quarter 1995 revenues of $7.38 million by approximately 16%.

         The increase in 1996 first quarter revenues as compared with the same period during 1995 is due to a general increase in sales to both new and existing clients during 1996. The largest increases were experienced in the Company's Philadelphia and San Diego facilities, increasing first quarter 1996 combined sales volume by approximately $1.6 million over the same period during 1995. Additionally, the Rental group increased its 1996 first quarter revenues by approximately $200,000 as compared with the similar period during 1995. The Company's Atlanta facility, however, was not able to replace its first quarter 1995 sales volume of approximately $1.3 million during the same period in 1996 and experienced a $750,000 decline in revenues. The remaining sales groups (Portables, Expose', Museum and International) and the Company's Florida facility increased their combined first quarter 1996 revenues over related combined first quarter 1995 revenues by approximately 3%.

Operating Profits

         The 16% increase in first quarter 1996 revenues as compared with first quarter 1995 revenues contributed to a 29% increase in the Company's operating profits during the respective comparative periods. While the first quarter 1996 gross profit percentage dropped approximately 1.3% from the first quarter 1995 gross profit percentage of 31.0%, this decrease was primarily due to higher first quarter 1996 sales in non-manufacturing revenue categories, historically lower margin sales. The higher sales levels, even at the reduced gross profit percentage, were sufficient to offset approximately 8% higher selling, general and administrative costs, contributing to the overall 29% increase in first quarter 1996 operating profits as compared with first quarter 1995 operating profits.

Other Income (Expense):

         Other income increased to $1.001 million during the first quarter of 1996 from a net expense of $23,000 during the first quarter of 1995. The $1.0 million gain from the sale of distribution rights, more fully described in Note 4 to the consolidated financial statements, was responsible for this significant shift between the respective periods. Cash availability generated from this transacton during the first quarter of 1996 also contributed to the swing in net interest income (expense) during the respective comparative periods.

Income Taxes:

         The provision for income taxes, as a percentage before taxes, increased to 30% during the first quarter of 1996 as compared with 28% during the same period in 1995. This increase is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See Note 3 to the consolidated financial statements.

Net Income:

         Net income increased to $1,013,890 ($.22 per share) as compared with $230,838 ($.06 per share) during the first quarter of 1995. Exclusive of the $700,000 net gain from the sale of distibution rights, more fully described in
Note 4 to the consolidated financial statements, and the related dilutive effect of issuing 500,000 additional shares of the Company's common stock in connection with the transaction, the Company increased its first quarter earnings per share by approximately 30%, from $.06 per share during 1995 to $.08 per share during 1996.

Backlog:

         The Company's backlog of orders at March 31, 1996 was approximately $8.1 million as compared with $5.1 million as of March 31, 1995. This significant increase is predominantly attributable to a backlog of new orders generated by experienced account executives with established client bases who joined the Company during the fourth quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

               During the three month period ended March 31, 1996, the Company increased its cash reserves by $3,155,214, from $1,028,606 to $4,183,820.

               This significant increase in the Company's cash reserves is attributed to the transaction described in Note 4 to the consolidated financial statements. Due to the record sales levels achieved during the first quarter of 1996, the Company experienced an increase in its trade accounts receivable of approximately $2.0 million. However, this increase was more than offset by a $2.6 million increase in accounts payable and other accrued expenses. The higher balances in accounts payable and other accrued expenses is predominantly due to a $900,000 increase in customer deposits for jobs to be completed subsequent to the March 31, 1996 balance sheet date and the accounting for the transaction described in Note 4 which includes $1.25 million of accrued incremental costs ($650,000) and the value of the put option ($600,000).

               The Company expended approximately $322,000 during the first quarter of 1996 for machinery and equipment, data processing equipment, rental assets and furniture and fixtures and made a $25,000 investment to acquire a 10% interest in Sparks Japan.

               During the first quarter of 1996 the Company made no additional net borrowings under its revolving credit facility to support the increased trade receivables and operating cash flow requirements. Additionally, the Company repaid outstanding term debt of approximately $133,000 during the first quarter of 1996. The Company allocated $1.35 million for the 500,000 shares of the Company's common stock, subject to the put option, in connection with the transaction described in Note 4 to the consolidated financial statements.

               The Company's current ratio improved to 1.72 to 1, as of March 1996 as compared with 1.60 as of December 31, 1995, predominantly due to the $3.0 million cash infusion with respect to the transaction described in Note 4. Additionally, the Company's total debt to equity ratio changed from approximately 61%, as of December 31, 1995 to approximately 76% as of March 31, 1996.

         This increase, however, is primarily due to the $1.25 million included in accrued expenses and other as of March 31, 1996 from the transaction more fully described in Note 4.

OUTLOOK

         Subsequent to its largest quarterly sales volume output in post-reorganization history, management is confident that the Company is postured to exceed second quarter 1995 sales volume of $7.7 million during the second quarter of 1996, particularly in light of the March 31, 1996 sales backlog of $8.1 million; the majority of which will be billed during April, May and June 1996. The increase in sales volume assists in the absorption of fixed overhead, selling and general and administrative costs throughout the Company's four manufacturing facilities in Philadelphia, Atlanta, San Diego and Melbourne, Florida. With the April 1996 acquisition of Piper Productions, Inc., as more fully described in Note 6 to the consolidated financial statements, management will seek appropriate opportunities to consolidate the Florida facilities during 1997 and, hopefully, obtain economies of scale which should contribute to enhanced operating results. The Piper acquisition, consistent with the Company's strategic plan for growth, expands the scope of products and services offered by the Company and compliments the core business of the Sparks companies, allowing contracts previously awarded unaffiliated suppliers to remain within the consolidated group. This factor, alone, may provide Sparks companies a greater competitive edge in its core business as well as providing new opportunities in the expanding theme park and themed-interiors marketplace. Piper Productions, with annual sales exceeding $5.0 million during 1994 and 1995 should significantly contribute to the Company's overall sales volume for the balance of 1996 and beyond. However, the results of operations are not expected to have a positive impact on the Company's 1996 earnings.

         The first quarter 1996 cash infusion in the Company has significantly improved the Company's balance sheet specifically, the current ratio.
The strength of the Company's balance sheet, particularly in liquid assets (cash, trade receivables and inventory), will provide a strong foundation to seek new business opportunities and assist the Company in achieving its growth objectives within its market and, ultimately, to increase shareholder value.

PART II.  OTHER INFORMATION

               Responses to Items one through six are omitted since these items are either inapplicable or response thereto would be negative.


                                    SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1993, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARLTON TECHNOLOGIES, INC.



/s/  E. D. Costantini, Jr.               /s/  Robert B. Ginsburg
- - --------------------------               ------------------------------------
Edmond D. Costantini, Jr.                Robert B. Ginsburg
Chief Financial Officer                  President and Chief Executive Officer


Dated:  May 14, 1996