Form 10QSB
period 1996-06-30
MARLTON TECHNOLOGIES INC
filed 1996-08-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          New Jersey                                    22-1825970
  ---------------------------------------------------------------------
  (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                   Identification No.)

                          2828 Charter Road, Suite 101.
  Philadelphia, PA                                          19154
  -----------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

  Issuer's telephone number        (215) 676-6900
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
                 Yes       X          No
                     ---------------     --------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes                  No
    ---------------     --------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
4,469,468
- ---------

                        Transitional Small Business Disclosure Form (check one):
Yes       X          No
    ---------------     --------------------

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 and DECEMBER 31, 1995

                                                                              (Unaudited)
                                                                       June 30,          December 31,
                                ASSETS                                   1996                1995
                                                                     ------------        ------------
Current:
   Cash and cash equivalents                                         $  3,507,667        $  1,028,606
   Accounts receivable, net of allowance
     of $159,465 and $132,000, respectively                             7,360,706           4,444,597
   Inventory (Note 2)                                                   3,889,070           2,422,494
   Prepaids and other current assets                                      700,683             575,719
   Deferred income taxes (Note 4)                                         657,000             357,000
                                                                     ------------        ------------

          Total current assets                                         16,115,126           8,828,416

Property and equipment, net of accumulated
     depreciation and amortization                                      2,193,491           1,786,711
Rental assets, net of accumulated amortization                            903,177             625,631
Goodwill, net of accumulated amortization of
       $664,967 and $595,478, respectively (Note 3)                     3,032,127           3,101,616
Deferred income taxes                                                   1,162,000           1,792,000
Other assets, net of accumulated amortization
        of $752,031 and $644,720, respectively (Note 3)                   722,789             330,329
                                                                     ------------        ------------

          Total assets                                               $ 24,128,710        $ 16,464,703
                                                                     ============        ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                 $    451,542        $    524,586
   Accounts payable                                                     3,792,031           1,542,433
   Accrued expenses and other (Note 5)                                  6,557,245           3,089,304
                                                                     ------------        ------------
          Total current liabilities                                    10,800,818           5,156,323
                                                                     ------------        ------------

Long term debt, net of current portion                                    919,697             991,894
                                                                     ------------        ------------

          Total liabilities                                            11,720,515           6,148,217
                                                                     ------------        ------------

Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,474,468 and 3,937,534 issued, respectively            447,447             393,754
   Additional paid-in capital                                          20,914,791          20,171,051
   Accumulated deficit                                                 (8,842,366)        (10,136,642)
                                                                     ------------        ------------
                                                                       12,519,872          10,428,163
   Less cost of 5,000 treasury shares                                     111,677             111,677
                                                                     ------------        ------------

          Total stockholders' equity                                   12,408,195          10,316,486
                                                                     ------------        ------------

          Total liabilities and stockholders' equity                 $ 24,128,710        $ 16,464,703
                                                                     ============        ============


                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                                 Common Stock                  Additional
                                          Shares            Issued           Treasury            Paid-in            Accumulated
                                          Issued            Amount            Amount             Capital              Deficit
                                        ---------       ------------       ------------        ------------       ------------
Balance, January 1, 1996                3,937,534       $    393,754       $   (111,677)       $ 20,171,051       $(10,136,642)

Additional shares issued                  536,934             53,693               --               743,740               --

Net income for the six month  period         --                 --                 --                  --            1,294,276
                                        ---------       ------------       ------------        ------------       ------------

Balance, June 30, 1996                  4,474,468       $    447,447       $   (111,677)       $ 20,914,791       $ (8,842,366)
                                        =========       ============       ============        ============       ============







                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     For the six months ended               For the three months ended
                                                             June 30,                                June 30,
                                                     1996                1995                1996                1995
                                                 ------------        ------------        ------------        ------------
Net sales                                        $ 18,865,573        $ 15,094,043        $ 10,287,515        $  7,712,415
Cost of sales                                      13,430,612          10,688,054           7,381,069           5,584,431
                                                 ------------        ------------        ------------        ------------
      Gross profit                                  5,434,961           4,405,989           2,906,446           2,127,984
                                                 ------------        ------------        ------------        ------------

Expenses:
     Selling                                        3,114,917           2,480,443           1,721,451           1,224,136
     Administrative and general                     1,470,582           1,373,118             778,582             695,123
                                                 ------------        ------------        ------------        ------------
                                                    4,585,499           3,853,561           2,500,033           1,919,259
                                                 ------------        ------------        ------------        ------------
     Operating profit                                 849,462             552,428             406,413             208,725
                                                 ------------        ------------        ------------        ------------

Other income (expense):
     Interest income                                   85,611              27,990              45,520              10,343
     Interest (expense)                               (65,253)            (68,066)            (30,543)            (33,940)
     Other income (expense)                           (25,544)              9,705             (21,004)             16,091
     Gain from contract amendment (Note 5)          1,000,000                --                  --                  --
                                                 ------------        ------------        ------------        ------------
                                                      994,814             (30,371)             (6,027)             (7,506)
                                                 ------------        ------------        ------------        ------------
Income before provision for income taxes            1,844,276             522,057             400,386             201,219

Provision for income taxes (Note 4)                   550,000             155,000             120,000              65,000
                                                 ------------        ------------        ------------        ------------

Net income                                       $  1,294,276        $    367,057        $    280,386        $    136,219
                                                 ============        ============        ============        ============

Number of common shares, weighted average           4,889,895           3,936,901           5,175,966           3,936,989
                                                 ------------        ------------        ------------        ------------

Income per common share (Note 6):                $       .264        $       .093        $       .054        $       .035
                                                 ============        ============        ============        ============

                See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (Unaudited)
                                                                                     Six Months Ended
                                                                                  1996               1995
                                                                              -----------        -----------
Cash flows provided by operating activities:
     Net income                                                               $ 1,294,276        $   367,057
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                                           764,864            604,208
          Minority interest in (profit) loss of EDSI                              (39,100)             6,127
          Decrease in deferred tax asset                                          330,000             95,000
     Change in assets and liabilities; net of effect of Piper purchase:
          (Increase) in accounts receivable, net                               (2,531,826)           (76,025)
          (Increase) decrease in inventory                                       (841,217)           430,378
          (Increase) decrease in prepaids and other assets                        (62,174)           271,662
          Increase (decrease) in accounts payable and other accrued
              expenses (Notes 3 and 5)                                          3,307,291         (1,665,960)
                                                                              -----------        -----------
     Net cash provided by operating activities                                  2,222,114             32,477
                                                                              -----------        -----------

Cash flows (expended through) financing activities:
     Capital expenditures for rental assets and property and equipment           (872,812)          (509,618)
     Minority investment in Sparks Japan (Note 5)                                 (25,000)              --
     Net cash paid to acquire Piper (Note 3)                                      (50,000)              --
                                                                              -----------        -----------
     Net cash (expended through) investing activities                            (947,812)          (509,618)
                                                                              -----------        -----------

Cash flows provided by (expended through) financing activities:
     Issuance of common stock subject to put option (Note 5)                    1,350,000               --
     Note payable, related to Piper acquisition (Note 3)                          100,000               --
     Principal payments on long-term debt                                        (245,241)           (44,782)
                                                                              -----------        -----------
     Net cash provided by (expended through) financing activities               1,204,759            (44,782)
                                                                              -----------        -----------

Increase (decrease) in cash and cash equivalents                                2,479,061           (521,923)
Cash and cash equivalents - beginning of period                                 1,028,606          1,469,175
                                                                              -----------        -----------
Cash and cash equivalents - end of period                                     $ 3,507,667        $   947,252
                                                                              ===========        ===========

Supplemental cash flow information:
     Cash paid for interest                                                   $    65,253        $    60,672
                                                                              ===========        ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Summary of Accounting Policies:

1.       Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"), All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of June 30, 1996 and the results of operations and cash flows for the three month periods ended June 30, 1996 and 1995, respectively. The December 31, 1995 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles and includes certain account reclassifications for comparative purposes with the June 30, 1996 consolidated balance sheet.

2.      Inventory:

          Inventory, as of the respective dates, consist of the following:

                                          June 30, 1996    December 31, 1995
                                          -------------    -----------------
          Raw Materials                    $  680,179         $  510,774
          Work In Process                   3,208,891          1,911,720
                                           ----------         ----------
                                           $3,889,070         $2,422,494
                                           ==========         ==========

3.    Acquisition, Piper Productions:

                  The Company acquired 100% of the stock of Piper Productions, Inc. ("Piper") of Orlando, Florida, effective April 1, 1996. Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. Piper clients include major restaurant and entertainment chains, national theme parks and business/ entertainment companies. Total consideration paid for the stock of Piper, including related expenses, approximated $350,000. The Company paid a cash payment of $50,000 at closing, a $50,000 payment due upon receipt of certain amounts to Piper (which had not been received as of June 30, 1996) and a $100,000 note bearing interest at 6%, payable in 5 equal installments commencing April 1, 1997. An additional $200,000 is payable if Piper achieves defined sales levels at defined contribution margin percentages and Piper's previous owner continues to be employed under an employment Agreement.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The acquisition was accounted for as a purchase with the operating results of Piper included in the consolidated statement of operations from the acquisition date. Accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over the fair market value of identifiable tangible net assets acquired has been recorded as an intangible asset, approximating $565,000, and is being amortized on a straight-line basis over five years. The intangible asset is a component of Other Assets on the June 30, 1996 consolidated balance sheet.

4.       Income Taxes:

                The components of the provision for income taxes for the respective three month periods ended June 30, were as follows:

                                                 1996                    1995
                                                 ----                    ----
                Currently payable:
                  Federal                    $ 20,000                $ 13,000
                  State                        25,000                  27,000
                                             --------                --------
                                               45,000                  40,000
                Deferred:
                  Federal                      75,000                 220,000
                                             --------                --------
                                             $120,000                $260,000
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

5.    Gain on Contract Amendment:

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                Sparks Japan is obligated to purchase certain portable exhibits from the Company's majority owned subsidiary, EDSI. Sparks Japan opened its Tokyo portable exhibit showroom during March 1996 and the Company provides requisite technical, operational and marketing support to the Japanese operation. The agreement also requires that the funds received by the Company are to be used for its operating activities and to acquire companies, products and services within the exhibit industry. The funds may not be used to retire certain debts or pay bonuses, incentives, commissions, etc. to officers, directors or shareholders of the Company, without obtaining prior approval from Tsubasa.

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

                Amounts were allocated to the 500,000 shares of the Company's common stock issued to Tsubasa and the "put option" (the guaranteed difference between the Company's December 31, 1998 market value and $3.00 per share) based on their estimated fair market values. Incremental costs expected to be incurred by the Company through December 31, 1998 with respect to complying with certain requirements of the transaction have been approximated at $650,000. The $650,000 of incremental costs plus the value of the put option at $600,000 are included as a component of accrued expenses and other. As of June 30, 1996 approximately $140,000 of incremental costs were charged against the accrual. $750,000 of the $3.0 million was allocated to the Company's capital accounts with the remaining $1,000,000 balance recorded as a gain during the first quarter of 1996.


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

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. ("Tsubasa") entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan ("SEJ"), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of "Sparks Exhibits" in Japan. See Note 5 of the consolidated financial statements.

During April 1996, the Company acquired Piper Productions, Inc. ("Piper") of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhances the Company's ability to pursue exhibit opportunities within Piper's areas of expertise. See Note 3 of the consolidated financial statements.

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

RESULTS OF OPERATIONS

         Three months ended June 30, 1996 as compared with three months ended June 30, 1995.

Sales

         Second quarter 1996 revenues of $10.29 million, the highest quarterly revenues in post-reorganization Company history, exceeded second quarter 1995 revenues of $7.71 million by approximately 33%.

         The increase in 1996 second quarter revenues as compared with the same period during 1995 is due to a general increase in sales to both new and existing clients during 1996. The largest increases were experienced in the Company's Philadelphia facility, increasing second quarter 1996 sales volume by approximately $1.75 million over the same period during 1995. Additionally, the Rental group increased its 1996 first quarter revenues by approximately $187,000 as compared with the similar period during 1995. The Company's museum and international groups fell short of their second quarter 1995 combined sales volume of approximately $2.0 million by approximately $675,000; however, these two sales groups are positioned to regain those revenues throughout the balance of 1996 more fully descripted in the "Backlog" section of this report. Additonally, the Company's Florida facility fell short of 1995 second quarter sales volume of $400,000 during the same quarter of 1996 by $166,000. The remaining sales groups (Portables and Expose') and the Company's San Diego and Atlanta facilities increased their combined second quarter 1996 revenues over related combined second quarter 1995 revenues by approximately $363,000, a 13% increase. The April 1, 1996 acquisition of Piper contributed approximately $1.1 million of additional revenues to the Company's second quarter 1996 sales results.

Operating Profits

         The 33% increase in second quarter 1996 revenues as compared with second quarter 1995 revenues contributed to a 95% increase in the Company's operating profits during the respective comparative periods. The second quarter 1996 gross profit percentage increased marginally from the second quarter 1995 gross profit to 28.2%. This increase was primarily due to higher second quarter 1996 sales in manufacturing revenue categories, historically higher margin sales. Second quarter 1996 selling costs, higher as a percentage of sales, as compared with the same period during 1995, were attributed primarily to higher sales commissions on the higher margin revenues and increased sales and marketing costs in connection with the development of the Company's three-year strategic marketing plan, to be implemented during 1997. General and administrative costs, as a percentage of sales, decreased approximately 15% during the second quarter of 1996 as compared with the second quarter of 1995. Higher sales levels and related gross profits more than offset the higher selling and general and administrative costs, contributing to the dramatic 95% increase in second quarter 1996 operating profits as compared with second quarter 1995 operating profits. Piper sales of $1.1 million contributed 17% gross profit levels, consistent with management's expectatons during the transition period. Gross profit levels for this type of work fall below traditional exhibit manufacturing levels, similar to the Company's museum group. However, management is implementing cost reduction policies and procedures which should improve the gross profit levels by year-end 1996. Similarly, Piper experienced selling and general and administrative costs approximating 17% of revenues during the second quarter 1996, which resulted in a breakeven impact on Company profitability for the three month period. Again, with implementation and execution of cost savings programs, management is hopeful to reduce these costs during the balance of the year. During the second quarter of 1996 - its initial three months of operations as part of the Company - Piper did not generate any operating profits or losses. Accordingly, the $1.1 million of Piper revenues included in the statement of operations negatively impacts results of operations, on a comparative basis with 1995, as a percentage of sales.

Other Income (Expense):

         Other (expense) remained consistent during the second quarter of 1996 as compared with the second quarter of 1995. Cash availability for investment purposes during the second quarter of 1996 contributed to a $39,000 increase in net interest income during the respective comparative periods. However, this benefit was primarily offset by the minority interest's 49% share in EDSI's second quarter 1996 profits.

Income Taxes:

         The provision for income taxes, as a percentage of income before taxes, decreased to 30% during the second quarter of 1996 as compared with 32.3% during the same period in 1995. This decrease is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See Note 4 to the consolidated financial statements.

Net Income:

         Net income during the second quarter of 1996 of $280,386 ($.054 per share) more than doubled as compared with second quarter 1995 net income of $136,219 ($.035 per share). Including the dilutive effect of issuing 500,000 additional shares of the Company's common stock during the first quarter of 1996, the Company increased its second quarter 1996 earnings per share by approximately 54% as compared with the related period during 1995.

Backlog:

         The Company's backlog of orders at June 30, 1996 was approximately $7.9 million as compared with $3.0 million as of June 30, 1995. This significant increase is predominantly attributable to a backlog of new orders generated through the museums and international groups, whose $3.7 million combined backlog at June 30, 1996 approximately doubled the June 30, 1995 backlog. The majority of the remaining backlog increase was generated by experienced account executives with established client bases who joined the Company during the fourth quarter of 1995.

Six months ended June 30, 1996 as compared with six months ended June 30, 1995

Sales

         During the first six months of 1996, revenues of $18,865,000, the highest semi-annual revenues in post-reorganization Company history, exceeded 1995 comparable period revenues of approximatley $15,094,000 by 25%.

         The increase in 1996's first six months revenues, when compared with the same period during 1995, is due to a general increase in sales to both new and existing clients. This increase in sales during 1996 is particularly attributable to a 45% increase in revenues within the Philadelphia facility during that period as compared with the same period during 1995, and a $386,000 increase in rental group revenues during 1996 as compared to 1995. Sales volume during the 1996 six month period from the museum sales group, international sales group, portables sales group and the Expose' sales groups trailed related period 1995 sales volume by approximately $425,000, primarily due to the timing of revenue recognition during 1996. Sales from the Company's Atlanta and Florida facilities from the first six months of 1996 fell $725,000 below the related period sales during 1995, primarily due to poor sales performance from these facilities and the lack of additional work transferred from the Philadelphia facility to those locations, as was the case during the six month period in 1995. Management continues to seek long-term solutions to increasing sales volume on a consistent basis, within the Atlanta facility. Accordingly, as indicated in the "Outlook" section of this report, the Company hired an individual with more than 20 years industry experience and longstanding relationships in the Atlanta community to be that facility's General Manager. The Melbourne, Florida facility's viability, in light of the April 1996 Piper acquisition, whose offices are located in Orlando, Florida, will be more carefully evaluated during the third and fourth quarters of 1996. As stated in the second quarter comparatives, Piper generated $1,105,000 of revenues from the date of acquisition, April 1, 1996, which is included in the consolidated sales results of $18,865,573.

Operating Profits

         The Company experienced a 54% increase in operating profits during the initial six months of 1996 as compared with the same period during 1995. The gross profit percentage decreased slightly to 28.8% during the first six months of 1996 from 29.2% during the first six months of 1995. This decrease is predominantly due to higher direct costs on sales within the Philadelphia and Atlanta facilities during the initial six months of 1996 as compared with the related period during 1995. Selling costs and general and administrative costs, as a percentage of sales, declined by 1.0% during the 1996 six month period as compared with the same period during 1995.

         The increase in operating profits during the first six months of 1996 predominantly stems from gross profit dollars generated from the additional sales which were recorded during the period, less related selling expenses, and the incremental selling costs incurred as part of hiring new, experienced account executives with existing client bases.

         Operating profits related to the Expose' product for the first six months of 1996 significantly increased to $119,000 from $64,000 when compared with the same period during 1995. The 19% increase in 1996 revenues over 1995 assisted in the absorption of higher 1996 fixed overhead, selling and general and administrative expenses. While revenues for the first six months of 1996 were sufficient to offset these higher expenses, future revenues to support the added costs cannot be guaranteed.

         During the first six months of 1996, the portable sales group reduced its fixed overhead, selling and general and administrative costs by approximatley 18% while marginally increasing its sales volume. The effect of the decreased costs within the portable sales group was to significantly increase that group's 1996 first six month operating profits to $111,000 as compared with $12,000 for the same period during 1995.

         As previously stated, Piper did not contribute any operating profits or losses to the Company during the second quarter of 1996, its initial quarter of operations since the April 1, 1996 acquisition.

Other Income (Expense):

         Other income increased by approximately $1,026,000 during the first six months of 1996 as compared with the first six months of 1995. This increase is predominantly attributed to the $1,000,000 gain the Company recorded during the first quarter of 1996 in connection with the contractual amendment more fully described in Note 5 to the consolidated financial statements. Net interest income improved by $60,000 during the six month period in 1996 as compared with the related period in 1995 due to larger cash reserves available for investment, again, generated by the $3.0 million received in connnection with the above described contractual transaction.

Income Taxes:

         The provision for income taxes, as a percentage of income before income taxes, remained constant at 30% during the related six month periods of 1996 and 1995. See Note 4 to the consolidated financial statements.

Net Income:

         Net income increased from $367,057 ($.093 per share) to $1,294,276 ($.264 per share) during the respective first six months of 1995 as compared with the similar period during 1996. The dramatic increase , however, is partially attributable to the 1996 gain from the contractual amendment of $1,000,000 ($700,000 net of income taxes). Exclusive of this gain, net of income taxes, the Company's first six months of 1996 net income was $594,276 ($.122 per share) as compared with $367,057 ($.093 per share) during the first six months of 1996, a 30% increase in earnings per share during 1996.


LIQUIDITY AND CAPITAL RESOURCES

               During the six month period ended June 30, 1996, the Company increased its cash reserves by $2,479,061; from $1,028,606 to $3,507,667. This significant increase in the Company's cash reserves is predominantly attributed to the transaction described in Note 5 to the consolidated financial statements.

               As a result of the record sales levels achieved during the first six months of 1996, the Company also experienced an increase in its trade accounts receivable of approximately $2.5 million. However, this increase was more than offset by a $3.3 million increase in accounts payable and other accrued expenses. The higher balances in accounts payable and other accrued expenses is predominantly due to a $2.0 million increase in customer deposits for jobs to be completed subsequent to the June 30, 1996 balance sheet date. The majority of the customer deposit increase is directly related to the backlog of orders in the museum and international sales groups as of June 30, 1996 and, approximately $300,000 relating to Piper jobs in progress as of June 30, 1996. The accounting for the transaction described in Note 5 includes accrued incremental costs ($510,000) and the value of the put option ($600,000) as part of accrued expenses on the June 30, 1996 consolidated balance sheet.

               The Company expended approximately $425,000 during the first six months of 1996 for the following assets; $100,000 for machinery and equipment, $200,000 for data processing and CAD equipment, and $125,000 for other capital assets. Additionally, EDSI, the Company's 51% owned portable exhibit company, invested approximately $200,000 for Expose' LS (a newly-developed and marketed modular laminate exhibit system) tooling and design. The Company also invested $250,000 in revenue-producing rental assets during the initial six months of 1996.

               During the first six months of 1996 the Company made no additional net borrowings under its revolving credit facility to support the increased trade receivables and operating cash flow requirements, however, management does anticipate utilizing the facility during the 3rd quarter of 1996 to support trade receivables and inventory balances. Additionally, the Company repaid outstanding term debt of approximately $245,000 during the first quarter of 1996. The Company allocated $1.35 million for the 500,000 shares of the Company's common stock, subject to the put option, in connection with the transaction described in Note 5 to the consolidated financial statements.

               Exclusive of the $1.1 million of accrued costs related to the transaction described in Note 5 to the consolidated financial statements and included as part of accrued expenses on the June 30, 1996 consolidated balance sheet, the Company's current ratio remained at levels consistent with December 31, 1995; approximately 1.7 to 1. This level was maintained after absorption of approximately $650,000 of current liabilities, net of current assets acquired, as part of the Piper acquisition described in Note 3. Including the above described $1.1 million of accrued costs plus the net current liabilities assumed as part of the Piper transaction, the Company's current ratio decreased to approximately 1.5 to 1 and its debt to equity ratio increased from .6 to 1 on December 31, 1995 to .9 to 1 on June 30, 1996.

OUTLOOK

         Subsequent to its largest semi-annual sales volume output in post-reorganization history, management is confident that the Company is postured to exceed third quarter 1995 sales volume of $5.4 million during the third quarter of 1996, particularly in light of the June 30, 1996 sales backlog of $7.9 million; the majority of which will be billed during the third quarter of 1996. The increase in sales volume assists in the absorption of fixed overhead, selling and general and administrative costs throughout the Company's four manufacturing facilities -- Philadelphia, Atlanta, San Diego and Melbourne, Florida. With the second quarter 1996 acquisition of Piper Productions, Inc., as more fully described in Note 3 to the consolidated financial statements, management will seek to consolidate the Florida facilities during 1997 and, obtain economies of scale which should contribute to enhanced operating results. The Piper acquisition, consistent with the Company's strategic plan for growth, expands the scope of products and services offered by the Company and compliments the core business of the Sparks companies, allowing contracts previously awarded unaffiliated suppliers to remain within the consolidated group. This factor, alone, may provide Sparks companies a greater competitive edge in its core business as well as providing new opportunities in the expanding theme park and themed-interiors marketplace. Piper Productions, with annual sales exceeding $5.0 million during 1994 and 1995, will contribute to the Company's overall sales volume for the balance of 1996 and beyond. However, the results of operations are not expected to have either a positive or negative impact on the Company's 1996 earnings.

               Management is continually trying to improve the results of operations within its Atlanta facility. To that end, during the second quarter of 1996, the Company hired an experienced person to become General Manager of that facility. Management is hopeful that this individual's extensive experience in design, sales and general management will lend new stability and new focus to generate the consistency of sales volume required to generate acceptable operating results in the Atlanta location.

               The Company's balance sheet will provide a strong foundation for management to seek new business opportunities and assist the Company in achieving its growth objectives within its market, and, ultimately, to increase shareholder value.


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

                                         MARLTON TECHNOLOGIES, INC.

 /s/  E. D. Costantini, Jr.               /s/  Robert B. Ginsburg
- ------------------------------           --------------------------------------
Edmond D. Costantini, Jr.                Robert B. Ginsburg
Chief Financial Officer                  President and Chief Executive Officer


Dated:  August 14, 1996