Form 10QSB
period 1996-09-30
MARLTON TECHNOLOGIES INC
filed 1996-11-13
CIK 96988

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_______

                         Commission file number 1-7708

                          MARLTON TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            New Jersey                                  22-1825970
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                   Identification No.)

                         2828 Charter Road, Suite 101.
  Philadelphia, PA                                                      19154
  ---------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

                   Issuer's telephone number (215) 676-6900
                                            ---------------


                 Former name, former address and former fiscal
                      year, if changed since last report.

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______X__________ No____________________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes___ ____No__________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the lastest practicable date: 4,521,492
     ----------
           Transitional Small Business Disclosure Form (check one):
Yes __________    No ___X_____

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                                                                                 Unaudited)
                                                                   September 30,              December 31,
                                          ASSETS                       1996                       1995
                                                                   -------------              ------------
Current:
   Cash and cash equivalents                                        $ 3,042,781               $ 1,028,606
   Accounts receivable, net of allowance
     of $184,382 and $132,000, respectively                           5,939,478                 4,444,597
   Inventory (Note 2)                                                 3,950,674                 2,422,494
   Prepaids and other current assets                                    799,532                   575,719
   Deferred income taxes (Note 4)                                       657,000                   357,000
                                                                    -----------               -----------

          Total current assets                                       14,389,465                 8,828,416

Property and equipment, net of accumulated
     depreciation and amortization                                    2,121,522                 1,786,711
Rental assets, net of accumulated amortization                        1,060,519                   625,631
Goodwill, net of accumulated amortization of
       $699,712 and $595,478, respectively (Note 3)                   2,997,382                 3,101,616
Deferred income taxes                                                 1,127,000                 1,792,000
Other assets, net of accumulated amortization
        of $818,035 and $644,720, respectively (Note 3)                 646,444                   330,329
                                                                    -----------               -----------

          Total assets                                              $22,342,332               $16,464,703
                                                                    ===========               ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                $   417,459               $   524,586
   Accounts payable                                                   2,867,676                 1,542,433
   Accrued expenses and other (Note 5)                                5,665,797                 3,089,304
                                                                    -----------               -----------
          Total current liabilities                                   8,950,932                 5,156,323

Long term debt, net of current portion                                  819,727                   991,894
                                                                    -----------               -----------

          Total liabilities                                           9,770,659                 6,148,217
                                                                    -----------               -----------

Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,474,468 and 3,937,534 issued, respectively          447,447                   393,754
   Additional paid-in capital                                        20,914,791                20,171,051
   Accumulated deficit                                              ( 8,678,888)              (10,136,642)
                                                                    -----------               -----------
                                                                     12,683,350                10,428,163
   Less cost of 5,000 treasury shares                                   111,677                   111,677
                                                                    -----------               -----------

          Total stockholders' equity                                 12,571,673                10,316,486
                                                                    -----------               -----------

          Total liabilities and stockholders' equity                $22,342,332               $16,464,703
                                                                    ===========               ===========

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  (UNAUDITED)

                                                                 Common Stock                  Additional
                                          Shares            Issued           Treasury            Paid-in            Accumulated
                                          Issued            Amount            Amount             Capital              Deficit
                                         --------- ----------------- -----------------       ------------          -------------
Balance, January 1, 1996                 3,937,534         $393,754         $(111,677)        $20,171,051          $(10,136,642)

Additional shares issued                   536,934           53,693               -               743,740                -

Net income for the nine month period            -                -                 -                  -               1,457,754
                                         ---------         --------         ---------         -----------          ------------

Balance, September 30, 1996              4,474,468         $447,447         $(111,677)        $20,914,791          $ (8,678,888)
                                         =========         ========         =========         ===========          ============





                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                               For the nine months ended                For the three months ended
                                                      September 30,                           September 30,
                                               1996                 1995                 1996                  1995
                                           -----------          ------------          -----------          -----------
Net sales                                  $29,109,018           $20,509,117          $10,243,445           $5,415,074
Cost of sales                               20,912,287            14,502,874            7,481,675            3,814,820
                                           -----------          ------------          -----------          -----------

Gross profit                                 8,196,731             6,006,243            2,761,770            1,600,254
                                           -----------          ------------          -----------          -----------
Expenses:
     Selling                                 4,795,888             3,487,867            1,680,971            1,007,424
     Administrative                          2,339,160             1,955,222              868,578              582,104
                                           -----------          ------------          -----------          -----------
                                             7,135,048             5,443,089            2,549,549            1,589,528
                                           -----------          ------------          -----------          -----------
Operating profit                             1,061,683               563,154              212,221               10,726
                                           -----------          ------------          -----------          -----------
Other income (expense):
     Interest income                           142,923                43,205               57,312               15,215
     Interest (expense)                        (94,985)             (104,084)             (29,732)             (36,018)
     Gain from contract amendment (Note 5)   1,000,000                     -                    -                    -
     Other income (expense)                   ( 41,867)               29,909             ( 16,323)              20,204
                                           -----------          ------------          -----------          -----------
                                             1,006,071               (30,970)              11,257                 (599)
                                           -----------          ------------          -----------          -----------
Income before provision for income taxes     2,067,754               532,184              223,478               10,127
Provision for income taxes (Note 4)            610,000               158,000               60,000                3,000
                                           -----------          ------------          -----------          -----------

Net income                                 $ 1,457,754           $   374,184          $   163,478           $    7,127
                                           ===========          ============          ===========          ===========
Weighted average number of common shares
  outstanding:
     o Primary                               5,090,957             3,897,042            5,375,737            3,944,577
                                           -----------          ------------          -----------          -----------
     o Fully Diluted                         5,605,593             4,010,031            5,604,682            4,013,488
                                           -----------          ------------          -----------          -----------

Income per common share (Note 6):
     o Primary                             $      .286           $      .096          $      .030           $     .002
                                           -----------          ------------          -----------          -----------
     o Fully Diluted                       $      .260           $      .093          $      .029           $     .002
                                           -----------          ------------          -----------          -----------

               See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            (Unaudited)
                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                             1996               1995
                                                                                          -----------    -----------------
Cash flows provided by operating activities:
     Net income                                                                            $1,457,754     $   374,184
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                                                     1,177,053         906,116
          Minority interest in profit of EDSI                                                  68,595          25,868
          Decrease in deferred tax asset                                                      365,000          96,000
     Change in assets and liabilities; net of effect of Piper purchase:
          (Increase) decrease in accounts receivable, net                                  (1,494,881)        891,068
          (Increase) decrease in inventory                                                 (1,528,180)        222,392
          (Increase) decrease in prepaids and other assets                                   (223,813)        314,206
          Increase (decrease) in accounts payable and other accrued
              expenses (Notes 3 and 5)                                                      2,468,780      (1,876,974)
                                                                                           ----------     -----------
     Net cash provided by operating activities                                              2,290,308         952,860
                                                                                           ----------     -----------

Cash flows (expended through) financing activities:
     Capital expenditures for rental assets and property
       and equipment                                                                       (1,271,839)       (694,112)
     Minority investment in Sparks Japan (Note 5)                                             (25,000)              -
     Net cash paid to acquire Piper (Note 3)                                                  (50,000)              -
                                                                                           ----------     -----------
     Net cash (expended through) investing activities                                      (1,346,839)       (694,112)
                                                                                           ----------     -----------

Cash flows provided by (expended through) financing activities:
     Issuance of common stock subject to put option (Note 5)                                1,350,000               -
     Proceeds from long-term debt                                                                   -         550,000
     Proceeds from revolving credit facility                                                  503,000         257,000
     Repayments of revolving credit facility                                                 (503,000)       (257,000)
     Note payable, related to Piper acquisition (Note 3)                                      100,000               -
     Principal payments on long-term debt                                                    (379,294)       (732,343)
                                                                                           ----------     -----------
     Net cash provided by (expended through) financing activities                           1,070,706        (182,343)
                                                                                           ----------     -----------

Increase in cash and cash equivalents                                                       2,014,175          76,405
Cash and cash equivalents - beginning of period                                             1,028,606       1,469,175
                                                                                           ----------     -----------
Cash and cash equivalents - end of period                                                  $3,042,781     $ 1,545,580
                                                                                           ==========     ===========
Supplemental cash flow information:
     Cash paid for interest                                                                $   87,994     $   106,508
                                                                                           ==========     ===========

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




         Summary of Accounting Policies:

1.       Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority-owned subsidiary (the "Company"), All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of September 30, 1996 and the results of operations and cash flows for the three month periods ended September 30, 1996 and 1995, respectively. The December 31, 1995 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles and includes certain account reclassifications for comparative purposes with the September 30, 1996 consolidated balance sheet.

2.      Inventory:

          Inventory, as of the respective dates, consist of the following:

                           September 30, 1996             December 31, 1995
                           ------------------             -----------------
          Raw Materials         $  841,356                   $  510,774
          Work In Process        3,109,318                    1,911,720
                                ----------                   ----------
                                $3,950,674                   $2,422,494
                                ==========                   ==========
3.    Acquisition, Piper Productions:

                  The Company acquired 100% of the stock of Piper Productions, Inc. ("Piper") of Orlando, Florida, effective April 1, 1996. Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. Piper clients include major restaurant and entertainment chains, national theme parks and business/ entertainment companies. Total consideration paid for the stock of Piper, including related expenses, approximated $200,000. The Company paid a cash payment of $50,000 at closing, a $50,000 payment due upon receipt of certain amounts to Piper (which had not been received as of September 30, 1996) and a $100,000 note bearing interest at 6%, payable in 5 equal installments commencing April 1, 1997. An additional $200,000 is payable if Piper achieves defined sales levels at defined contribution margin percentages and Piper's previous owner continues to be employed under an employment agreement.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  The acquisition was accounted for as a purchase with the operating results of Piper included in the consolidated statement of operations from the acquisition date. Accordingly, the acquired assets (including approximately $400,000 of rental assets and other property and equipment) and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over the fair market value of identifiable tangible net assets acquired has been recorded as an intangible asset, approximating $634,000, and is being amortized on a straight-line basis over five years. The intangible asset is a component of Other Assets on the September 30, 1996 consolidated balance sheet.

4.       Income Taxes:

                The components of the provision for income taxes for the respective nine month periods ended September 30, were as follows:

                                               1996            1995
                                           ----------       ---------
                Currently payable:
                  Federal                  $  105,000       $  24,000
                  State                       140,000          38,000
                                           ----------       ---------
                                              245,000          62,000
                Deferred:
                  Federal                     365,000          96,000
                                           ----------       ---------
                                             $610,000        $158,000
                                           ==========       =========

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

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                Sparks Japan is obligated to purchase certain portable exhibits from the Company's majority-owned subsidiary, EDSI. Sparks Japan opened its Tokyo portable exhibit showroom during March 1996 and the Company provides requisite technical, operational and marketing support to the Japanese operation. The agreement also requires that the funds received by the Company are to be used for its operating activities and to acquire companies, products and services within the exhibit industry. The funds may not be used to retire certain debts or pay bonuses, incentives, commissions, etc. to officers, directors or shareholders of the Company, without obtaining prior approval from Tsubasa.

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

                Amounts were allocated to the 500,000 shares of the Company's common stock issued to Tsubasa and the "put option" (the guaranteed difference between the Company's December 31, 1998 market value and $3.00 per share) based on their estimated fair market values. Incremental costs expected to be incurred by the Company through December 31, 1998 with respect to complying with certain requirements of the transaction have been approximated at $650,000. The $650,000 of incremental costs plus the value of the put option at $600,000 are included as a component of accrued expenses and other. As of September 30, 1996 approximately $216,000 of incremental costs were charged against the accrual. $750,000 of the $3.0 million was allocated to the Company's capital accounts with the remaining $1,000,000 balance recorded as a gain during the first quarter of 1996.


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

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. ("Tsubasa") entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan ("SEJ"), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of "Sparks Exhibits" in Japan. See Note 5 to the consolidated financial statements.

During April 1996, the Company acquired Piper Productions, Inc. ("Piper") of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhances the Company's ability to pursue exhibit opportunities within Piper's areas of expertise. See Note 3 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

         Three months ended September 30, 1996 as compared with three months ended September 30, 1995.

Sales

         Third quarter 1996 revenues of $10.24 million, the highest third quarter since the August 1990 Sparks acquisition, exceeded third quarter 1995 revenues of $5.42 million by approximately 89%.

         Third quarter 1996 sales dramatically increased over the related quarter's sales during 1995 primarily due to a $2.4 million increase in 1996 revenues from the Company's Museum, International and Rental groups in addition to $1.4 million of third quarter 1996 revenues from newly-aquired Piper Productions, located in Orlando, Florida. The Company's majority-owned subsidiary, EDSI, added $400,000 of additional third quarter 1996 revenues over the related period during 1995 primarily due to the introduction of its new laminated modular exhibit system, "Expose' LS". The remaining $600,000 increase in third quarter 1996 sales occurred in the Company's Philadelphia, San Diego and Florida facilities, net of a $400,000 decrease in the Atlanta facility's third quarter 1996 sales as compared with its third quarter 1995 sales results. The Portables group third quarter 1996 sales remained consistent with its third quarter 1995 sales levels.

Operating Profits

         The 89% increase in third quarter 1996 revenues as compared with third quarter 1995 revenues contributed to a $200,000 increase in the Company's operating profits during the respective comparative periods. The third quarter 1996 gross profit percentage decreased 2.5% from the third quarter 1995 gross profit percentage of 29.5%. This decrease was primarily due to the higher third quarter 1996 sales from the business groups which historically generate lower gross margins (Museum and Rental groups) in addition to the $1.4 million of sales from Piper Productions, whose gross margins are similar to the Museum group's historic margin levels. Third quarter 1996 selling costs, higher as compared with the same period during 1995, were attributed primarily to sales commissions on the higher revenues and increased sales and marketing costs in connection with the development of the Company's three-year strategic marketing plan, to be implemented during 1997. However, as a percentage of sales, selling costs were approximately 2% lower during the third quarter of 1996 as compared with the same quarter during 1995. General and administrative costs, as a percentage of sales, decreased approximately 2% during the third quarter of 1996 as compared with the third quarter of 1995. The higher sales levels and related gross profits more than offset the increased selling and general and administrative costs, contributing to the $200,000 increase in third quarter 1996 operating profits as compared with third quarter 1995 operating profits. Piper sales of $1.4 million contributed gross profit levels consistent with management's expectatons during the transition period. As previously indicated, gross profit levels for this type of work fall below traditional exhibit manufacturing levels, similar to the gross margins experienced in the Company's Museum group. Management's cost reduction policies and procedures significantly improved the gross profit levels from second quarter 1996 levels. Piper generated enough sales volume during the third quarter of 1996 to contribute operating profits toward the Company's results of operations for the nine months ended September 30, 1996.

Other Income (Expense):

         Other income (expense) remained relatively similar during the third quarter of 1996 as compared with the third quarter of 1995. Cash availability for investment purposes during the third quarter of 1996 contributed to a $48,000 increase in net interest income during the respective comparative periods. However, this benefit was primarily offset by the minority interest's 49% share in EDSI's third quarter 1996 profits, approximately $29,000.

Income Taxes:

         The provision for income taxes, as a percentage of income before taxes, decreased to 27% during the third quarter of 1996 as compared with 30% during the same period in 1995. This decrease is due to the release of valuation allowances based on management's current evaluation of the future utilization of the Company's net operating loss carryforward. See Note 4 to the consolidated financial statements.

Net Income:

         Net income during the third quarter of 1996 of $163,478 ($.030 per share) far surpassed third quarter 1995 net income of $7,127 ($.002 per share). Including the dilutive effect of issuing 500,000 additional shares of the Company's common stock during the first quarter of 1996, the Company dramatically increased its third quarter 1996 earnings per share as compared with the related period during 1995.

Backlog:

         The Company's backlog of orders at September 30, 1996 was approximately $6.1 million as compared with approximately $3.5 million as of September 30, 1995. This significant increase is predominantly attributable to a backlog of new orders generated through the Museums and International groups, and from experienced account executives with established client bases.

Nine months ended September 30, 1996 as compared with nine months ended September 30, 1995

Sales

         During the first nine months of 1996, revenues of $29.1 million, the highest first three quarters' revenues in post-reorganization Company history, exceeded 1995 comparable period revenues of approximately $20.5 million by 42%.

         The increase in 1996's initial nine months revenues, when compared with the same period during 1995, is due to overall sales increases from all business groups and facilities, with the exception of the Atlanta facility. The Museum, International and Rental groups increased 1996 revenues by approximately 56% or $2.15 million. Similarly, the Company's majority-owned portable exhibit manufacturing company, EDSI, increased its 1996 revenues by approximately 36% over 1995 revenues for the respective nine month periods. The April 1996 acquired Piper Productions contributed $2.5 million of new sales volume for 1996 while sales from the Company's four regional facilities generated a $3.3 million sales increase, net of a $1.0 million sales shortfall from the Atlanta facility and marginal increases from the Florida facility and Portables group for the first nine months of 1996 when compared with the related period during 1995. Combined sales from the Company's Atlanta and Florida facilities, for the first nine months of 1996, fell below related period sales during 1995, primarily due to poor sales performance from these facilities and the reduction of work transferred from the Philadelphia facility to those locations, as compared with the volume of transferred work during the first nine month period of 1995. Management continues to seek long-term solutions to increasing sales volume on a consistent basis, within the Atlanta facility. Accordingly, as indicated in the "Outlook" section of this report, the Company hired an individual with more than 20 years industry experience and longstanding relationships in the Atlanta community to be that facility's General Manager.

Operating Profits

         The Company experienced an 89% increase in operating profits during the initial nine months of 1996 as compared with the same period during 1995. The gross profit percentage decreased to 28.2% during the first nine months of 1996 from 29.3% during the first nine months of 1995. This decrease is predominantly due to higher direct costs of sales within the Philadelphia and Atlanta facilities during the initial nine months of 1996 as compared with the related period during 1995, in addition to the expected lower gross margins on $2.5 million of Piper Productions sales during 1996. Selling costs and general and administrative costs, as a percentage of sales, declined by 2.0% during the 1996 nine month period as compared with the same period during 1995.

         The increase in operating profits during the first nine months of 1996 predominantly stems from gross profit dollars generated from the additional sales which were recorded during the period less related selling expenses, in addition to the incremental selling costs incurred as part of hiring new, experienced account executives with established client bases.

         Operating profits related to the Expose' product for the first nine months of 1996 increased by 52% when compared with the same period during 1995. The 36% increase in 1996 revenues over 1995 revenues assisted in the absorption of higher 1996 fixed overhead, selling and general and administrative expenses. Pursuant to the July 1993 agreement with ADSI, the majority partner in EDSI, contractual cost allocations from ADSI to EDSI increase as sales from the Expose' products become a larger percentage of ADSI's overall sales to its distribution network. Accordingly, while future EDSI sales may increase, so to will allocated fixed, selling and adminsitrative costs, having a direct impact on EDSI's operating results.

         During the first nine months of 1996, the Portable sales group reduced its fixed overhead, selling and general and administrative costs by approximatley 18% while maintaining its sales volume. The effect of the decreased costs within the portable sales group was to significantly increase that group's 1996 first nine months operating profits to $121,000 as compared with $3,000 for the same period during 1995.

         Piper contributed a 4.5% return on sales of $2.5 million during its initial six months of operations during 1996. Management continues to focus on cost saving programs and enhancing its sales prospects through planned marketing strategies.

Other Income (Expense):

         Other income increased by approximately $1,037,000 during the first nine months of 1996 as compared with the first nine months of 1995. This increase is attributed to the $1,000,000 gain the Company recorded during the first quarter of 1996 in connection with the contractual amendment more fully described in Note 5 to the consolidated financial statements. Net interest income improved by $109,000 during the nine month period in 1996 as compared with the related period in 1995 due to larger cash reserves available for investment, again, generated by the $3.0 million received in connnection with the previously described contractual transaction. Other items resulted in a $72,000 negative swing during 1996 as compared with 1995, primarily due to the minority interest's 49% share in EDSI's nine month 1996 profits, approximately $69,000.

Income Taxes:

         The provision for income taxes, as a percentage of income before income taxes, remained constant at 29.5% during the related nine month periods of 1996 and 1995. See Note 4 to the consolidated financial statements.

Net Income:

         Net income increased from $374,184 ($.096 per share) to $1,457,754 ($.286 per share) during the respective first nine months of 1995 as compared with the similar period during 1996. The dramatic increase , however, is partially attributable to the 1996 gain from the contractual amendment of $1,000,000 ($700,000 net of income taxes). Exclusive of this gain, net of income taxes, the Company's first nine months of 1996 net income was $757,754 ($.149 per share) as compared with $374,184 ($.096 per share) during the first nine months of 1995, a 55% increase in earnings per share during 1996. Including the dilutive effect of issuing 500,000 additional shares of the Company's common stock during the first quarter of 1996, the Company dramatically increased its nine months of 1996 earnings per share as compared with the related period during 1995.


LIQUIDITY AND CAPITAL RESOURCES

               During the nine month period ended September 30, 1996, the Company increased its cash reserves by $2,014,175; from $1,028,606 to $3,042,781. This significant increase in the Company's cash reserves is predominantly attributed to the transaction described in Note 5 to the consolidated financial statements.

               As a result of the record sales levels and an increased backlog at September 30, 1996 the Company experienced an increase in its trade accounts receivable and work in process approximating $3.0 million. This increase was more than offset by a $2.5 million increase in accounts payable and other accrued expenses, exclusive of $1.03 million of accrued costs related to the Japan transaction. The remaining balances in accounts payable and other accrued expenses is due to a $1.1 million increase in customer deposits for jobs to be completed subsequent to the September 30, 1996 balance sheet date; a signficant portion of which is directly related to the backlog of orders in the Museum and International sales groups as of September 30, 1996 and, approximately $250,000 related to Piper jobs in progress as of the balance sheet date. An increase in post-acquisition payables from Piper Productions and an overall increase in payables from all other business groups, approximating $1.4 million, contributed to the overall $2.5 million increase over December 31, 1995 accounts payable and accrued expense balances.

               During the first nine months of 1996, the Company invested approximately $470,000 into revenue-producing rental assets to accommodate an increasing market for rental exhibits. The Rental group increased its first nine months of 1996 revenues to approximately $850,000, a $700,000 increase over revenues for the same period during 1995. These assets should be used repeatedly to accommodate future customer rental requirements and generate a return on the Company's invested capital.

               The Company expended an additional $800,000 during the first nine months of 1996 for the following assets; $125,000 for machinery and equipment, $250,000 for data processing and CAD equipment, and $175,000 for other capital assets. Additionally, EDSI, the Company's 51% owned portable exhibit company, invested approximately $250,000 for Expose' LS (a newly-developed and marketed laminated modular exhibit system) tooling and design.

               During the third quarter of 1996 the Company borrowed and repaid up to $503,000 under its revolving credit facility to support increased trade receivables and operating cash flow requirements. Additionally, the Company repaid outstanding term debt of approximately $379,000 during the first nine months of 1996.

               Exclusive of the $1.03 million of accrued costs related to the transaction described in Note 5 to the consolidated financial statements and included as part of accrued expenses on the September 30, 1996 consolidated balance sheet, the Company's current ratio, for comparative purposes, improved over the December 31, 1995 ratio;

from 1.7 to 1 to 1.8 to 1 The Company's debt to equity ratio increased from .6 to 1 on December 31, 1995, to approximately .8 to 1 on September 30, 1996 primarily due to liabilities assumed as part of the Piper acquisition and $1.03 million of accrued Japan costs.

OUTLOOK

         Subsequent to its largest initial nine month sales volume output in post-reorganization history, management is confident that the Company is postured to exceed fourth quarter 1995 sales volume of $7.2 million during the fourth quarter of 1996, particularly in light of the September 30, 1996 sales backlog of $6.1 million; much of which will be billed during the fourth quarter of 1996. The increase in sales volume assists in the absorption of fixed overhead, selling and general and administrative costs throughout the Company's four manufacturing facilities -- Philadelphia, Atlanta, San Diego and Melbourne, Florida. With the second quarter 1996 acquisition of Piper Productions, Inc., as more fully described in Note 3 to the consolidated financial statements, management plans to consolidate the two Florida facilities during 1997 and obtain economies of scale which should contribute to enhanced operating results. The Piper acquisition, consistent with the Company's strategic plan for growth, expands the scope of products and services offered by the Company and compliments the core business of the Sparks companies, allowing contracts previously awarded unaffiliated suppliers to remain within the consolidated group. This factor may provide Sparks companies a greater competitive edge in its core business as well as providing new opportunities in the expanding theme park and themed-interiors marketplace. Piper Productions, with annual sales exceeding $5.0 million during 1994 and 1995, will continue to contribute to the Company's overall sales volume during the fourth quarter of 1996 and beyond with the projected results of operations expected to have a positive impact on the Company's 1996 overall earnings, sooner than previously anticipated.

               Management is continually trying to improve the results of operations within its Atlanta facility. To that end, during the second quarter of 1996, the Company hired an experienced person to become General Manager of that facility. Management is hopeful that this individual's extensive experience in design, sales and general management will lend new stability and new focus to generate the consistency of sales volume required to generate positive operating results in the Atlanta location.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following documents are filed as exhibits of this report:

                    Stock Option Agreement (1990 Stock Option Plan) - E. D. Costantini, J.r Employment Agreement - E. D. Costantini, Jr.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1993, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARLTON TECHNOLOGIES, INC.

/S/ E. D. Costantini, Jr.              /S/ Robert G. Ginsburg
-------------------------              ----------------------
Edmond D. Costantini, Jr.              Robert B. Ginsburg
Chief Financial Officer                President and Chief Executive Officer


Dated:  November 12, 1996

MARLTON===============
====TECHNOLOGIES, INC.





                                                               January 1, 1996




Mr. E. D. Costantini, Jr.
Marlton Technologies, Inc.
2828 Charter Road
Philadelphia, PA 19154

Dear Ed:

       We have agreed to amend your Employment Agreement dated January 1, 1994 between you and Marlton as follows:

       Your annual base salary will be $100,000.

       The dates in Paragraphs 2 and 3 (regarding term of employment) shall be extended in each case from December 31, 1995 to December 31, 1997.

       Schedule A regarding bonus shall be replaced with the attached Schedule A effective for 1995, 1996 and 1997.

       Upon approval by the shareholders of Marlton, you will receive options to acquire an additional 60,000 shares of Marlton Common Stock, vesting at the rate of 2,500 options shares per month commencing January 1, 1996 at an exercise price of $2.00/share.

       You have vested a total of 15,000 options at $2.00 per share and 7,500 options at $2.25 per share, in each case with an expiration date of 1/2/97, under an Incentive Stock Option Agreement dated January 2, 1992. The option expiration date for the 7,500 options at $2.25 is extended until 1/2/98.

       Except as amended by the above, the Employment Agreement shall remain in full force and effect in accordance with its terms.

                                       Very truly yours,
                                       Marlton Technologies, Inc.


Agreed To:

/s/ E. D. Costantini, Jr.              /s/ Robert B. Ginsburg
-------------------------              ---------------------------------
E. D. Costantini, Jr.                  Robert B. Ginsburg, President

E. D. Costantini, Jr.

                                  Schedule A

                           Marlton Technologies (1)


                   Pre-Tax Profit               Base
                  Base After Bonus             Bonus                 Plus
                  ----------------            -------                ----
  1995                $300,000                $30,000            5% of excess
  1996                 350,000                 30,000                 "
  1997                 400,000                 30,000                 "


                             Sparks Portables (2)



                Pre-Tax Portables Profit
                    Base After Bonus                    Bonus
                    ----------------                    -----
                       $200,000                        $10,000
                        250,000                         15,000
                        300,000                         25,000
                        400,000                         40,000
                        500,000                         60,000


       Employee will receive an annual employment bonus related to the pre-tax consolidated profit of the business of the Company and all wholly-owed or majority owned subsidiaries of the Company, excluding extraordinary and non-recurring items and non-operating income and loss (but including interest income and expense, and capital gain and loss on investment securities). Any trade show exhibit related businesses with sales of less than $3,000,000 acquired after the Effective Date (determined on a calendar year basis in accordance with generally accepted accounting principles on a consolidated basis for such entities) will be included. Acquisitions in trade show exhibit related businesses with sales of at least $3,000,000 and all acquisitions in other industries will be handled on an individual basis. Such bonus shall be based upon the full calendar year pre-tax consolidated profits.

(1)    1998 and 1999 will be based on average profit increase from 1995 to 1997.

(2) This bonus continues so long as Employee continues to have full responsibility for Portables Division.




Policy for advances against annual bonus by Employee will be determined by the Company on an annual basis.

                          MARLTON TECHNOLOGIES, INC.
           INCENTIVE STOCK OPTION AGREEMENT (1990 STOCK OPTION PLAN)

     THIS STOCK OPTION (the "Option") is granted as of the 1st day of January, 1996, by MARLTON TECHNOLOGIES, INC., a New Jersey corporation (the "Company") to E. D. COSTANTINI, JR. (the "Optionee").

                            W I T N E S S E T H :

                1. Grant. The Company hereby grants to the Optionee Stock Options (the "Options") to purchase on the terms and conditions set forth herein, an aggregate of Sixty Thousand (60,000) shares (appropriately adjusted for any subsequent stock splits, stock combinations or similar capital restructuring) of the Company's Common Stock, par value, $.10 per share (the "Option Shares"), at a purchase price per share of $2.00 (the "Option Price").

                2. Term. This Option Agreement and Optionee's right to exercise Options vested in accordance with Paragraph 3 shall terminate on the earlier of (i) December 31, 2000, or (ii) upon termination of Optionee's employment or Employment Agreement between Optionee and the Company, provided that in the event of termination due to Optionee's death or disability or termination by the Company without Cause (as therein defined), Optionee (or Optionee's spouse or estate) may exercise this Option Agreement for a period of six months following the date of termination as to Options fully vested on or before the date of termination.

                3. Vesting. The Options will be vest at the rate of 2,500 Options per month over the 24 month period commencing January 1, 1996, based on the continued employment of Optionee by the Company through each such month.

                4. Method of Exercise and Payment. Vested Options may be exercised from time to time, in whole or in part. When exercisable under Paragraph 3, the Option may be exercised by written notice to the Company specifying the total number of Option Shares to be exercised. The notice shall be accompanied by payment in cash or by check equal to the aggregate Option Price of all Option Shares covered by such notice.

                5. Notices. Any notice to be given to the Company shall be addressed to the Company at its principal executive office, and any notice to be given to the Optionee shall be addressed to the Optionee at the address then appearing on the records of the Company or at such other address as either party hereafter may designate in writing to the other. Any such notice shall be deemed to have been duly given when deposited in the United States mail, addressed as aforesaid, registered or certified mail, and with proper postage and registration or certification fees prepaid.

                6. General. This Option shall not be assignable by Optionee. This Option Agreement shall be subject to the provisions of the Company's 1990 Stock Option Plan and the provisions of Section 421, 422A(b) et. seq. of the Internal Revenue Code of 1986, as they may be amended from time to time. Stock certificates representing the Option Shares acquired shall bear any legends required by applicable state and federal securities laws. Company stock issuances are unregistered, requiring a two year holding period.

                IN WITNESS WHEREOF, the parties have executed this Option Agreement as of the day and year first above written.

                                            MARLTON TECHNOLOGIES, INC.

Attest:
/s/ Alan I. Goldberg                        By:  /s/ Robert B. Ginsburg

Alan I. Goldberg, Secretary                  Robert B. Ginsburg, President

Witness:
/s/ Phyllis Stango                                /s/ E. D. Costantini, Jr.
------------------------------              ---------------------------------
                                            Optionee: E.D. Costantini, Jr.