Form 10KSB
period 1996-12-31
MARLTON TECHNOLOGIES INC
filed 1997-03-31
CIK 96988

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                            -----------------

Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                           --------------------------
           (Name of small business issuer as specified in its charter)

        New Jersey                                      22-1825970
------------------------                     ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)

 2828 Charter Road, Suite 101, Philadelphia, Pa                        19154
-----------------------------------------------                      ----------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:                (215) 676-6900
                                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:                                 Name of each exchange:
--------------------                                 ---------------------
Common Stock, $.10 par value                        American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Exchange Act:  None
                                                                       ----

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No
          -------    -------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. X
                                                          ------

Issuer's revenues for its most recent fiscal year: $38,315,600

The aggregate market value of the voting stock held by non-affiliates of the Issuer at March 21, 1997 was $15,142,818. As of March 21, 1997, there were 4,748,250 shares of Common Stock, $.10 par value, of the Issuer outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by reference into this Form 10-KSB.

(i) Information from the Issuer's definitive proxy statement for the 1997 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 9, 10, 11 and 12.

(ii) Information from the Issuer's Registration Statement on Form S-8, File No. 33-3647, has been incorporated by reference in Part III - Item 13(a)(3)(a)(i).

(iii) Information from the Issuer's Supplement to Proxy Statement dated June 6, 1990 has been incorporated by reference in Part III - Item 13(a)10(a).

Transitional Small Business Disclosure Format Yes         No    X
                                                  -------    -------

Exhibit Index Appears on Page 17                     Page 1 of  104

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Marlton Technologies, Inc. (the "Issuer" or "Company") was incorporated as a New Jersey corporation in 1966. The Issuer's business was related to computerized electronic telecommunication systems until 1988, when it sold substantially all of its operating assets.

On August 7, 1990, the Issuer acquired the business of Sparks Exhibits Corp. ("Sparks"). Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services and designs and sells portable exhibits. During the fourth quarter of 1990, the Issuer acquired the accounts and assets of the trade exhibit division of a competitor and also established a portable exhibits group. The Issuer subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") during July 1991 in the Atlanta, Georgia area, (ii)Sparks Exhibits, Ltd. ("Limited") during July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit manufacturing companies. During August 1993, the rights and related business assets to a panelized portable trade show exhibit owned by Limited were transferred to a 51% Issuer -owned subsidiary, Expose Display Systems , Inc. ("EDSI"), with the manufacturing and distribution facilities moved to Los Angeles, California during March 1994. During April 1996, the Issuer acquired the stock of Piper Productions, Inc. ("Piper") in Orlando, Florida. Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. Currently all of the Issuer's operating revenues are derived from Sparks, Exhibits, Limited , Incorporated (collectively, the "Sparks Companies"), EDSI and Piper.


Business of Issuer

         Products and Services:

The Sparks Companies custom design and manufacture sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provide trade show services, and sell portable exhibits. EDSI produces and distributes a line of panelized portable exhibits. Piper is a theatrical construction company that specializes in the manufacture of scenery for live shows, television, theme park attractions, themed interiors and themed trade show exhibits. Clients include industry, government, museum, theme park companies and commercial establishments. Graphics and industrial designers develop and manage custom design requirements from concept through final construction, employing sophisticated computer-aided design software and hardware. Complete graphics facilities provide full in-house dark room capabilities, silk-screening, and state of the art computerized design/graphics. Electronics and audiovisual capabilities include on-staff electronic specialists, consultants, and vendor relationships which provide multi-media equipment and programs, fiber-optic technology, laser disk video interactive program production, video and computer games, simulators, and customized software and hardware applications. The Sparks Companies are full service exhibit houses, providing show service coordination, freight coordination, refurbishing, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects in excess of $100,000. Additionally, a majority of these clients store their exhibits at a Sparks Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Sparks Companies also represent domestic clients who desire to exhibit at international trade shows. The Sparks Companies design such exhibits, and, through an international network of independent exhibit manufacturers, arrange for the manufacture and delivery of trade show exhibits to the desired trade show. The Sparks Companies also design and manufacture trade show exhibits for a number of United States subsidiaries of foreign corporations, for use in domestic trade shows. In 1992, Limited began to produce and distribute panelized portable exhibits known as "Expose", through a network of predominantly U.S. portable exhibit dealers, including the Sparks Companies and unaffiliated dealers. Since August 1993, EDSI has assumed responsibility for this portable exhibit production and distribution.


         Marketing and Distribution:

Sales by the Sparks Companies to domestic customers for both domestic and foreign trade shows and sales by Piper to domestic customers are solicited primarily through internal marketing groups. Purchase of sophisticated exhibit products usually involves a substantial dollar commitment by the customer as significant expertise is required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and manufacturing of sophisticated exhibit products as well as complying with internal profitability requirements. In addition to the sales personnel, senior officers devote substantial time and effort to sales and marketing activities. EDSI's panelized portable exhibits are marketed by EDSI's minority shareholder, Abex Display Systems, Inc. ("ADSI"), to retail portable exhibit dealers by direct solicitation, media advertising and participation in trade shows for the portable exhibit industry.

         Manufacturing and Raw Materials:

The Sparks Companies design, develop and manufacture custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehousemen. Specialty items such as steel work and studio production are subcontracted. The Sparks Companies also subcontract the manufacture of exhibits for foreign trade shows. The Sparks Companies coordinate shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently store the exhibit for the customer. Piper Productions' manufacturing comprises various technical and artistic disciplines. Piper employs scenic carpenters and metal workers to fabricate scenery which is painted by skilled scenic artists. Raw materials for custom, scenic and portable exhibits, as well as subcontractor work, are readily available from various vendors. Patents, trademarks and licenses are not important to operations. The Philadelphia operations are the only unionized facility, with a three-year labor contract expiring June 30, 1998. Portable exhibit configurations, together with graphics and signage, are typically designed by the Sparks Companies for a client. Portable exhibits are produced by EDSI, in the case of Expose, or are purchased from unrelated manufacturers for resale. Graphics and signage may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Sparks Companies have obtained such distribution rights from their primary sources of portable exhibits, and other portable exhibit dealers have been granted such distribution rights with regard to Expose. Amounts spent by EDSI during each of the last three years on the development of new products, including the required machinery, equipment and tooling to manufacture and produce the products approximates $325,000, $144,000 and $104,000, during 1996, 1995 and 1994 respectively. Other than previously described, the Company made no material disbursements during each of the last three fiscal years for research and development activities.

         Seasonality of Business:

Trade shows traditionally occur regularly throughout the year with the exception of the third quarter when business to business trade shows are historically at a low point. The Sparks Companies' business has also been of a seasonal nature due to the fact that trade show activities in specific industries, such as health care and telecommunications, are a function of the seasonal show schedules in such industries. The Sparks Companies have embarked on a program to seek new clients and sales people with client bases in different industries to reduce the effects of the slower sales period. Additionally, the Issuer is now offering other products and services, such as sales of scenic and themed exhibits, portable exhibits and permanent exhibits which are less seasonal in nature.


         Working Capital:

The Sparks Companies', Piper's and EDSI's working capital requirements are fulfilled by funds generated through operations, bank term loans and revolving credit facilities. Working capital requirements are not affected by project size requirements or accelerated delivery for major customers due to general policies of progress billing on larger jobs. Additionally, the Sparks Companies, Piper and EDSI do not require continuous allotments of raw materials from suppliers and do not generally provide extended payment terms to customers other than lease and purchase arrangements with credit-worthy customers, not exceeding terms of three years.

         Significant Customers:

During 1996 and 1995, no individual customer accounted for at least 10% of consolidated net sales.

Business of Issuer - (continued)

         Backlog:

The Sparks Companies', Piper's and EDSI's backlog of orders at December 31, 1996, and 1995 was approximately $8,500,000 and $6,200,000, respectively. The entire current backlog relates to expected 1997 sales. The Sparks Companies, Piper and EDSI maintain a client base from which new orders are continually generated, including refurbishing of existing exhibits stored in Sparks Companies' facilities. There are also a significant amount of Sparks Companies and Piper proposals outstanding with current and prospective clients. Sales for the Sparks Companies routinely occur during the period immediately preceding customer trade shows.

         Competition:

The Sparks Companies and Piper compete with other companies offering similar products and providing similar services on the basis of price, quality, performance and client-support services. The custom trade show exhibit, scenic and themed exhibit, and permanent exhibit manufacturing market and portable exhibits sales market include a large number of national and regional companies, some of which have substantially greater sales and resources than the Sparks Companies and Piper. In addition to their Philadelphia, Atlanta, San Diego and Orlando manufacturing facilities, the Sparks Companies and Piper utilize their national and international affiliations and relationships to meet customers needs in other geographic areas. EDSI competes primarily with other manufacturers of portable exhibits, some of which have substantially greater operating histories, sales and resources than EDSI. Due to the lack of specific public information, the Sparks Companies', Piper's and EDSI's competitive position is difficult to ascertain.

         Environmental Protection:

The Sparks Companies', Piper and EDSI's compliance with Federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have a material effect upon their capital expenditures, earnings, and competitive position.


         Employees:

The total number of persons employed by the Issuer is approximately 240 of which 235 are full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Issuer currently leases five facilities as follows:

          Location           Square Footage                   Purpose
          --------           --------------                   -------

   Philadelphia, PA               235,000          Office, showroom, warehouse & manufacturing
   Austell, GA                     81,000          Office, showroom, warehouse & manufacturing
   El Cajon, CA                    80,000          Office, showroom, warehouse & manufacturing
   Orlando, Florida                45,000          Office, warehouse & manufacturing
   Huntington Beach, CA               500          Custom exhibits sales office

   Additionally, EDSI operates in approximately 60,000 square feet of office, showroom, warehouse and manufacturing space within the minority shareholder's North Hollywood, California facility.

         The Sparks Companies' and Piper `s office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 1996, based on normal five-day operations, and are adequate for 1997 operations, including any foreseeable internal growth. The Issuer does not anticipate any difficulty in acquiring additional space, if necessary.



ITEM 3   LEGAL PROCEEDINGS

The Issuer is not involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996 to a vote of security holders.

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sales prices of the Common Stock, par value $.10 per share, of the Issuer on its principal market, the American Stock
Exchange:

                                 1996                          1995
                                 ----                          ----
             Quarter      High          Low             High          Low
             -------      ----          ---             ----          ---
                1        2-1/2         1-1/4           $1-1/8        $  7/8
                2        3-1/2         1-5/8            2-1/8         1
                3        5-1/4         2-5/8            2             1-1/2
                4        4-11/16       3-7/16           1-3/4         1-3/16

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS,
               continued

         No dividends were paid during the past two fiscal years. The Issuer currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. The Sparks' Companies bank loan agreements provide that they cannot distribute to the Issuer funds other than (i) an amount equal to the estimated tax benefit realized from utilization of the Issuer's net operating losses, and
(ii) a management fee. Unless waived, these restrictions will limit the Issuer's ability to pay dividends.

As of March 21, 1997, there were 1,116 holders of record of the Issuer's common stock.



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

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. ("Tsubasa") entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan ("SEJ"), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of "Sparks Exhibits" in Japan. See Note 3 of the consolidated financial statements.

During April 1996, the Company acquired Piper Productions, Inc. ("Piper") of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhances the Company's ability to pursue exhibit opportunities within Piper's areas of expertise. See Note 2 of the consolidated financial statements.

Management's aggressive growth plan, since the August 1990 acquisition of Sparks, has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups will position the Company to increase its revenue base through the continued offering of expanded products and services to a larger customer network.

RESULTS OF OPERATIONS


1996  As Compared with 1995

Sales

Revenues for 1996 of $38.3 million, represents a 38.5% increase over 1995 revenues of $27.7 million. The $10.6 million increase during 1996 over 1995 revenues was attributed to sales increases from all business groups except Portable sales. Additionally, the April 1996 acquisition of Piper generated approximately $3.4 million of new sales volume during 1996.


                                                  1996            1995
                                                  ----            ----

     Custom exhibits group                   $19,953,000       $17,063,000
     Museum and production group               3,970,000         2,816,000
     Piper scenic group                        3,407,000              --
     International group                       3,364,000         2,252,000
     Expose, net of intercompany sales         3,095,000         2,129,000
     Portable sales                            2,866,000         3,179,000
     Rental group                              1,661,000           233,000
                                             -----------       -----------
              Total revenues                 $38,316,000       $27,672,000
                                             ===========       ===========



The largest percentage increase in 1996 revenues as compared with 1995 revenues were experienced by the Rental group (613%) which completed its first full year of operations during 1996. The International group and the Museum and productions group experienced 49% and 41% increases, respectively, primarily due to their start-up growth and the Company's investments and marketing efforts since 1993. Revenues from the Company's joint venture, Expose', experienced a 45% revenue increase during 1996 over 1995 due to the increased acceptance of the Expose' product line by ADSI's national distribution network and the 1996 introduction of Expose' LS (laminate system) into the marketplace. The 17% increase in 1996 revenues as compared with 1995 revenues from the Company's core business - Custom exhibits group - reflects the Company's continuing client-base expansion. This increase, however, was experienced only in the Philadelphia and San Diego facilities, where 1996 revenues exceeded 1995 revenues in those facilities by 35%. The Atlanta and Florida facilities experienced a 29% decline in core business revenues during 1996 as compared with 1995, predominantly due to less work being transferred into those two facilities by the Philadelphia location during 1996. Accordingly, management consolidated the Melbourne, Florida facility into the Orlando-based Piper Productions facility during January 1997. Additionally, management continues to seek experienced custom exhibit account executives with existing client bases for the Company's Atlanta facility. If revenues can be increased in the Atlanta facility then its operating profits should also increase due to higher operating efficiencies and absorption of fixed overhead costs.

Portable sales experienced a 10% reduction in 1996 sales as compared with 1995. This reduction is a result of the Company's decision to eliminate the stand-alone Portable sales offices in Harrisburg, PA and Wayne, NJ during the fourth quarter of 1996. The $3.4 million of 1996 revenues generated by Piper accounted for approximately one-third of the company's 1996 increase in sales volume as compared with 1995.

Operating Profits

         The Company recorded an 82% (approximately, $600,000) increase in operating profits during 1996 as compared with 1995. The 1996 gross profit percentage decreased marginally from a 1995 gross profit percentage of 28.8% to 28.1% during 1996. This decrease was primarily due to the higher 1996 sales from the business groups which historically generate lower gross margins (Museum and Rental groups) in addition to the $3.4 million of sales from Piper, whose gross margins are similar to the Museum group's historic margin levels. The 1996 selling costs, $1.7 million higher as compared with the same period during 1995, were attributed primarily to sales commissions on the higher revenues and increased sales and marketing costs in connection with the development of the Company's three-year strategic marketing plan, to be implemented during 1997. However, as a percentage of sales, selling costs were approximately one-half percent lower during 1996 as compared with 1995. General and administrative costs, as a percentage of sales, decreased approximately 1.3% during 1996 as compared with 1995. The higher sales levels and related gross profits more than offset the increased selling and general and administrative costs, contributing to the $600,000 increase in 1996 operating profits as compared with 1995 operating profits. Piper sales of $3.4 million contributed gross profit levels consistent with management's expectations during its initial nine months of operations. Management's cost reduction policies and procedures positively impacted Piper's operating profits during 1996.

         Operating profits related to the Expose' product during 1996 remained consistent with 1995 operating profits. While there was a 45% increase in 1996 revenues over 1995 revenues, the operating profit margin decreased during 1996 as compared with 1995, from 6.6% to 4.5%. Pursuant to the July 1993 agreement with ADSI, the minority partner in EDSI, contractual cost allocations from ADSI to EDSI increase as sales from the Expose' products become a larger percentage of ADSI's overall sales to its distribution network. Accordingly, while EDSI sales increase, so to do the allocated fixed, selling and administrative costs; which has a direct impact on EDSI's operating results. Additionally, EDSI incurred higher expenses during 1996 in connection with the introduction of its newest product line, Expose' LS.

         During the fourth quarter of 1996, management closed the two stand-alone Portable sales offices due to their consistently marginal returns and the fixed costs associated with maintaining separate showrooms away from the Company's manufacturing facilities. Operating profits for 1996 for this group fell $30,000 when compared with 1995 operating profits, after charging-off certain selling and administrative costs associated with the closing of those two offices.

Other Income (Expense):

         Other income increased by approximately $1,368,000 during 1996 as compared with 1995. This increase is attributed to the $1,200,000 gain the Company recorded during 1996 in connection with the contractual amendment more fully described in Note 3 to the consolidated statements. Net interest income improved by $124,000 during 1996 as compared with 1995 due to larger cash reserves available for investment. Other items generated a $46,000 positive swing during 1996 as compared with 1995 other items.

Income Taxes:

         The provision for income taxes, as a percentage of income before taxes, increased to 13% during 1996. The provision incorporates federal, state and local income taxes of approximately $350,000 as compared with an income tax benefit of $538,000 during 1995. This increase is due to higher 1996 taxable income and a smaller effective tax rate benefit resulting from the release of valuation allowances.


Net Income:

         During 1996, net income increased to $2,340,153 ($.45 per share) as compared with 1995 net income of $1,252,814 ($.32 per share). The dramatic increase, however, is partially attributable to the 1996 gain from the contractual amendment of $1,200,000. Exclusive of the effects of this gain, earnings per share for 1996 increased 70%, or $.07 per share ($.017 during 1996 as compared with $.010 during 1995) as follows:

                                                  1996              1995
                                                  ----              ----

         Pre-tax net income                    $2,690,153        $  714,814
         Gain from contract amendment          (1,200,000)                -
                                              -----------        ----------
                                                1,490,153           714,814
         Adjusted tax rate                             41%               43%
                  Tax provision                 ( 611,000)        ( 307,000)
                                              -----------        ----------
         Net income, as adjusted              $   879,153        $  407,814
                                              ===========        ==========
         Primary shares outstanding             5,233,748         3,935,700
         Net income per common share                $0.17             $0.10
                                                    =====             =====

This increase includes the dilutive effect of issuing 500,000 additional shares of the Company's common stock during the first quarter of 1996 in connection with the contract amendment.

Backlog:

         The Company's backlog of orders at December 31, 1996 was approximately $8.5 million as compared with approximately $6.2 million as of December 31, 1995. This significant increase is attributable to a backlog of new orders generated through the Museums and International groups, EDSI and Piper and from experienced account executives with established client bases in the Company's core business - Custom exhibits group.

1995  As Compared With 1994

Sales

Revenues for 1995 of $27,672,000 represented a 12.4% increase over 1994 revenues of $24,613,000. The $3.0 million 1995 increase over 1994 was attributed to sales increases from all business groups.

                                                     1995               1994
                                                 -----------         ----------
         Custom exhibits group                   $17,063,000        $16,155,000
         Portable sales                            3,179,000          3,001,000
         Museum and productions group              2,816,000          1,936,000
         International group                       2,252,000          1,857,000
         Expose, net of intercompany sales         2,129,000          1,664,000
         Rental  group                               233,000                  -
                                                 -----------         ----------
             Total revenues                      $27,672,000        $24,613,000
                                                 ===========        ===========


The largest percentage increases in 1995 revenues as compared with 1994 revenues were experienced by the Museum and production group, the Expose' joint venture and the International group - 45%, 28% and 21%, respectively. 1995 sales from the Custom exhibit group and Portable sales increased over 1994 sales by approximately 7% and 6%, respectively. The dramatic 1995 percentage increases experienced in the Museum and productions group, the International group and the Expose' joint venture are results of these business groups start-up growth and the Company's investments and marketing efforts since 1993. The respective 7% and 6% increases experienced during 1995 by the Company's core business in Custom exhibits and Portable sales reflects the impact of lower marketing budgets of Fortune 1000 customers which were offset by the Company's client-base expansion during 1995.


Operating Profits

The Company experienced a 40% increase in 1995 operating profits as compared with 1994 operating profits. The 1995 operating profit increase was attributed to the following areas.

A significant 1995 increase of $1.3 million revenues from the Museum and production group and the International group over 1994 revenues assisted in increasing the operating profits of the facilities in Atlanta, San Diego and Melbourne, Florida; with San Diego experiencing the largest 1995 sales percentage increase over 1994 sales, 85%.

Total sales revenues for the three facilities during 1995 approximated $9.5 million as compared with $6.0 million during 1994, a 58% increase. The Philadelphia location, however, experienced a 1995 revenue shortfall of $1.1 million as compared with 1994 revenues. This decrease is primarily a result of work transferred from the Philadelphia location to the Atlanta and Florida facilities during 1995. However, the Philadelphia location's operating profits increased by virtue of fixed cost controls and the higher gross margins achieved on its overall sales volume. The gross profit percentage increased from 27.9% to 28.8% during 1995. This increase is attributed to overall operating efficiencies and absorption of fixed overhead costs realized by all locations from the higher sales volume as well as a significantly higher contribution from EDSI during 1995. Selling and administrative costs, as a percentage of overall sales, increased marginally, by 1/2%, during 1995 as compared with 1994. This increase is primarily due to the Company's continuing marketing investments in the Expose' business group.

Revenues from the Expose' business group increased approximately $465,000 during 1995 which contributed to a significant increase in operating profits. While 1994 sales levels were sufficient to absorb the fixed overhead, selling and administrative costs incurred during that year, they were only sufficient to generate a marginal operating profit during 1994. However, the higher 1995 sales levels were sufficient to absorb higher 1995 fixed, selling and administrative costs and to generate significantly higher operating profits during 1995. Additionally, the reduction of direct costs related to the main component of the Expose' product positively impacted this group's operating margins during 1995.

Portable sales experienced a modest 6% sales increase during 1995 as compared with 1994. However, this business group increased its selling and administrative support costs during 1995 to meet the demand for customized exhibits utilizing standard portable exhibit components. The effect of the increased overhead during 1995 within this group reduced 1995 operating profits as compared with 1994.


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

Interest expense decreased marginally during 1995 when compared to 1994. Other income decreased during 1995 as compared with 1994 primarily due to recording the minority interest in EDSI's 1995 profit of $42,256 as compared with the 1994 loss of $16,837. Also included in other income is a $33,367 gain recorded during 1995 by the Company on the sale of a stock investment previously written-off.

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


LIQUIDITY AND CAPITAL RESOURCES

            During 1996, the Company increased its cash reserves by $2,271,404; from $1,028,606 to $3,300,010. This significant increase in the Company's cash reserves is predominantly attributed to the transaction described in Note 3 to the consolidated financial statements.

            As a result of the record sales levels and an increased backlog at December 31, 1996 the Company experienced an increase in its trade accounts receivable and work in process approximating $2.9 million. This increase was offset by a $2.8 million increase in accounts payable and other accrued expenses, primarily as a result of a $1.0 million increase in trade payables related to the higher December 31, 1996 inventory level, a $700,000 increase in accrued compensation and a $713,000 increase in accrued costs associated with the contract amendment described in Note 3 to the consolidated financial statements.

               During 1996, the Company invested approximately $575,000 in revenue-producing rental assets to accommodate an increasing market for rental exhibits. Accordingly, the Rental group increased its 1996 revenues by $1.4 million over 1995 rental revenues. These assets should be used repeatedly to accommodate future customer rental requirements and generate a return on the Company's invested capital.

               The Company expended approximately $900,000 during 1996 for the following assets; $300,000 for data processing and CAD equipment, $150,000 for machinery and equipment, and $150,000 for other capital assets. Additionally, EDSI, the Company's 51% owned portable exhibit company, invested approximately $300,000 for Expose' LS (a newly-developed and marketed laminated modular exhibit system) tooling and dies.

               During 1996, the Company borrowed and repaid up to $503,000 under its revolving credit facility to support increased trade receivables and operating cash flow requirements; as of December 31, 1996, there were no borrowings under this facility. Additionally, the Company repaid outstanding term debt of approximately $406,000 during 1996.

               The Company's December 31, 1996 current ratio and debt to equity ratios remained constant, at 1.7 to 1 and .6 to 1, on December 31, 1996 as compared with December 31, 1995, respectively.

OUTLOOK

The record sales volume of $38.3 million greatly contributed to the higher operating profits the Company experienced during 1996. The Company expects continued sales growth in all business groups during 1997 except from Portable sales which closed two sales offices during the fourth quarter of 1996. This reduction in Portable exhibit sales, however, should positively impact 1997 operating results due to a reduction in fixed costs associated with that business group's expected sales volume during 1997. The Company's expected sales volume and operating profits during 1997 should also be enhanced by the full year impact of revenues from the April 1996 acquired Piper. The Piper acquisition, consistent with the Company's strategic plan for growth, expands the scope of products and services offered by the Company and compliments the core business by allowing contracts, previously awarded to unaffiliated suppliers, to remain within the consolidated group. This factor gives the Company a greater competitive edge in its core business as well as providing new opportunities within the expanding theme park and themed interiors marketplace. Significant sales growth from the Museum and productions group, the International group and the Rentals group should compliment expected sales growth in the Company's core Custom exhibits group. The Company's historic gross profit percentages may be difficult to maintain in light of the expected increase in 1997 sales volume from the Museum and production group, the Rental group and Piper, whose historic margins fall below traditional custom exhibit margins. Additionally, the Company's core business client base of Fortune 1000 companies are more tightly managing their marketing budgets which may negatively impact the Company's historic custom exhibit margins. The expected higher revenues and gross profits from the Museum, International, Rental and Piper groups, when coupled with the custom exhibit group's expected sales volume and gross profit increase, should enhance the Company's 1997 operating profits by aiding the Philadelphia, Atlanta and San Diego facilities to generate more consistent operating efficiencies.

Sales volume from the Company's majority-owned EDSI should also exceed 1996 revenues as the expanded Expose' product lines become more widely accepted through the minority partner, Abex Display Systems, Inc.'s, distributor network. Operating results from this business group should also improve during 1997 if contractual fixed, selling and administrative cost allocations from the minority partner do not outpace the gross margins achieved from the expected additional sales volume.

The Company is continuing its fourth quarter 1996 commenced project of replacing its existing management information systems hardware and software with state-of-the-art technology which should position the organization to effectively meet the changing environment of information processing among its clients and suppliers. Additionally, the new technology should greatly increase operating efficiencies between the Company's four regional manufacturing facilities as information should be processed and managed more seamlessly. Accordingly, the Company has recently hired a Director of Management Information Systems to guide the Company in its acquisition and utilization of new hardware and software, with an overall project budget approximating $400,000. The Company is hopeful that this necessary investment in technology will assist it in minimizing the need for additional support personnel as sales growth continues.

Management is encouraged by the Company's overall performance during 1996 and realizes certain areas will require additional attention and resources during 1997. While the Company's San Diego operation continues to build upon its progress from 1995 and 1996, the Company will seek additional account executives for that region to ensure positive trends in sales and operating profits during 1997 and beyond. Conversely, the Atlanta operation continues to perform below expectations. While management is encouraged by the contributions made by the Rental group in the Atlanta facility during 1996, the Company's core custom exhibits group continues to suffer from an insufficient Atlanta client base to support the fixed costs of that operation, becoming increasingly dependent upon the transfer of custom exhibit work from the Philadelphia, San Diego and Orlando facilities. During 1997, the Company will focus on hiring experienced sales executives with an existing base of custom exhibit clients to contribute the additional sales volume which will assist in stabilizing the Atlanta operation.

Sparks Japan positively impacted 1996 operating margins through limited production by EDSI and the Sparks Companies of certain exhibit products for Sparks Japan clients. However, portable, modular exhibit sales in the Japan marketplace are relatively new, requiring significant time and effort to introduce their products to Japanese exhibitors who have traditionally built and scrapped their exhibits for each trade show. Portable, modular exhibits, successfully marketed in the United States, can provide the Japanese exhibitor a large assortment of design capabilities while simultaneously offering reconfigurability and reusability for their future trade shows. Additionally, these portable, modular exhibits provide the Japanese exhibitor an alternative to the environmentally-unfriendly practice of exhibit disposal. Any increase in Sparks Japan sales volume should likely benefit the sales volume of EDSI since Sparks Japan features the Expose' product line in most of its sales efforts.

During 1996, Company managers developed a three year strategic marketing plan to be implemented during 1997. This strategic marketing plan includes growth opportunities within the Company's industry and marketing goals and operational support requirements to insure client satisfaction. This plan will be continually developed and modified to support the Company's mission to become the global leader in creative solutions for trade shows, permanent exhibitry and themed and theatrical construction.

The Company's balance sheet which includes strong current and debt to equity ratios as well as cash flow from operations, is postured to support growth and investment in opportunities which could be translated into higher shareholder value. By meeting the challenges outlined above, maintaining the highest standards for product quality and customer service and aggressively seeking acquisition possibilities within industries which meet management's financial and synergy requirements, the Company will be positioned to meet and take advantage of future opportunities.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions, capital expenditure requirements and foreign investments; the effects of competition on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 13 of this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


                                    PART III

Items 9, 10, 11 and 12 have been omitted from this report, in accordance with General Instruction E, since the Issuer will file with the Commission a definitive proxy statement, involving the election of directors, pursuant to Regulation 14A within 120 days after the close of its 1996 fiscal year. Accordingly, relevant information contained in such definitive proxy statement is incorporated herein by reference.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS  AND REPORTS ON
         FORM 8-K

                                                                      Exhibit
                                                                       Page
                                                                      -------

(a)  The following documents are filed as part of this report:

     Financial Statements:

           Report of Independent Accountants                            22

           Consolidated Statements of Net Income for the years
           ended December 31, 1996, 1995 and 1994                       24

           Consolidated Balance Sheets, December 31, 1996 and 1995      25

           Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 1996, 1995 and 1994         26

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994                       27

           Notes to Consolidated Financial Statements                   28

ITEM 13.        EXHIBITS, FINANCIAL STATEMENTS  AND REPORTS ON
                   FORM 8-K (continued)

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

         (iv) Certificate of Amendment to the Restated Certificate of Incorporation of the Issuer filed on May 8, 1989. (Incorporated by reference to Exhibit 3(a)(iv) to the Issuer"s Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Commission.)

         3(b) Amended and Restated By-laws of the Issuer. (Incorporated by reference to Exhibit 3(b) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission.)

         10(a) Agreement to Amend the International Distribution and Technology Agreement with Tsubasa System Company, Ltd. dated January 22, 1996. (Incorporated by reference to Exhibit 10(a) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission).

         10(b) Amended Agreement of Employment, dated December 11, 1992, between the Issuer and Robert B. Ginsburg. (Incorporated by reference to Exhibit 10(b) to the Issuer's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission).

         10(c) Amended Agreement of Employment, dated December 11. 1992, between the Issuer and Alan I. Goldberg. (Incorporated by reference to Exhibit 10(b) to the Issuer"s Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission).

ITEM 13.        EXHIBITS, FINANCIAL STATEMENTS  AND REPORTS ON
                    FORM 8-K (continued)

         10(d)        Option Agreement dated November 23, 1992 with Robert B.
                      Ginsburg. (Incorporated by reference to Exhibit 10(d) to the Issuer's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission.)

         10(e)        Option Agreement dated November 23, 1992 with Alan I.
                      Goldberg. (Incorporated by reference to Exhibit 10(d) to the Issuer's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission.)

         10(f) Employment and Option Agreements dated as of January 1, 1994 between the Issuer and Edmond D. Costantini, Jr. (Incorporated by reference to Item 6(a) of the Issuer's Quarterly Report of Form 10-QSB for the quarter ended September 30, 1996 filed with the Commission.)

         10(g) Lease for Premises located at 2828 Charter Road, Philadelphia, PA. (Incorporated by reference to Exhibit 10(g) to the Issuer's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission.)

         10(h) Letter Agreement dated August 7, 1995 by and among the Issuer, Donald Sparks, Stanley Ginsburg and Ira Ingerman. (Incorporated by reference to Exhibit 6(a)) to the Issuer's Quarterly Report of Form 10-QSB for the quarter ended September 30, 1995 filed with the Commission.)

         10(i) Lease for Premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by reference to Exhibit 10(i) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission).

         10(j)        Lease for Premises located at 4560 36th Street, Orlando,
                      FL 32811

         10(k) Leases for Premises 1919 Friendship Drive, El Cajon, CA 92020 and 8787 Olive Lane, Santee, CA

         10(l) Letter Amendment dated January 22, 1996 to Amended Employment Agreement with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(j) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission).

ITEM 13.        EXHIBITS, FINANCIAL STATEMENTS  AND REPORTS ON
                    FORM 8-K (continued)


         10(m) Letter Amendment dated January 22, 1996 to Amended Employment Agreement with Alan I. Goldberg (Incorporated by reference to Exhibit 10(k) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission).

         21           Subsidiaries of the Issuer                       103

         23           Consent of Coopers & Lybrand                     104

           (b)        Reports on Form 8-K

         No reports on Form 8-K were filed by the Issuer during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            MARLTON TECHNOLOGIES, INC.

                                            By: /s/ Robert B. Ginsburg
                                               -------------------------
                                                        President

                                            By: /s/ E. D. Costantini, Jr.
                                               -------------------------
                                                Chief Financial Officer



Dated:    March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                             Title                        Date
---------                             -----                        ----
/s/ Fred Cohen
----------------------------         Chairman of the            March 21, 1997
(Fred Cohen)                         Board of Directors

/s/ Seymour Hernes
----------------------------         Director                   March 21, 1997
(Seymour Hernes)

/s/ Robert B. Ginsburg
----------------------------         Director                   March 21, 1997
(Robert B. Ginsburg)

/s/ Alan I.Goldberg
----------------------------         Director                   March 21, 1997
(Alan I. Goldberg)

/s/ William F. Hamilton
----------------------------         Director                   March 21, 1997
(William F. Hamilton)

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
 and Shareholders
Marlton Technologies, Inc.:

We have audited the consolidated financial statements of Marlton Technologies, Inc. and subsidiaries as listed in item 13(a) of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marlton Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/  Coopers & Lybrand L.L.P.
-------------------------------------
COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
March  21, 1997

                       THIS PAGE INTENTIONALLY LEFT BLANK

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF NET INCOME
                        for the years ended December 31,

                                                        1996            1995            1994
                                                        ----            ----            ----

Net sales                                          $ 38,315,600    $ 27,671,763    $ 24,613,216
Cost of sales                                        27,550,933      19,693,655      17,756,727
                                                   ------------    ------------    ------------
      Gross profit                                   10,764,667       7,978,108       6,856,489
                                                   ------------    ------------    ------------
Expenses:
  Selling                                             6,416,695       4,732,884       3,925,188
  Administrative and general                          3,002,109       2,506,201       2,405,332
                                                   ------------    ------------    ------------
                                                      9,418,804       7,239,085       6,330,520
                                                   ------------    ------------    ------------

      Operating profit                                1,345,863         739,023         525,969
                                                   ------------    ------------    ------------

Other income (expense):
  Interest income                                       209,913         109,446          28,512
  Interest expense (Note 5)                            (120,266)       (142,860)       (151,168)
  Gain from contract amendment (Note 3)               1,200,000            --              --
  Gain from insurance settlement (Note 4)                  --              --           250,000
  Other, net                                             54,643           9,205          21,481
                                                   ------------    ------------    ------------
                                                      1,344,290         (24,209)        148,825
                                                   ------------    ------------    ------------
  Income before income taxes                          2,690,153         714,814         674,794
  Provision (benefit) for income taxes (Note 14)        350,000        (538,000)        188,000
                                                   ------------    ------------    ------------
  Net income                                       $  2,340,153    $  1,252,814    $    486,794
                                                   ============    ============    ============
 Net income per common share (Note 1):
 Primary                                           $        .45    $        .32    $        .13
                                                   ============    ============    ============
 Fully diluted                                     $        .42    $        .32    $        .13
                                                   ============    ============    ============



                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                          ASSETS                                     1996            1995
                                                                    ------          ------
Current:
   Cash and cash equivalents                                     $  3,300,010    $  1,028,606
   Accounts receivable, net of allowance
     of $180,664 and $132,000, respectively                         5,424,080       4,444,597
   Inventory (Note 6)                                               4,344,297       2,422,494
   Prepaids and other current assets                                  452,930         575,719
   Deferred income taxes                                              419,000         357,000
                                                                 ------------    ------------
          Total current assets                                     13,940,317       8,828,416

Property and equipment, net of accumulated
     depreciation and amortization (Note 7)                         2,062,072       1,786,711
Rental assets, net of accumulated amortization
        of $825,134 and $434,230, respectively                      1,013,361         625,631
Goodwill, net of accumulated amortization of $734,456
       and $595,478, respectively                                   2,962,638       3,101,616
Deferred income taxes                                               1,558,870       1,792,000
Other assets, net of accumulated amortization
        of $1,019,855 and $644,720, respectively (Note 8)             653,357         473,519
                                                                 ------------    ------------
          Total assets                                           $ 22,190,615    $ 16,607,893
                                                                 ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 10)                   $    653,918    $    524,586
   Accounts payable                                                 2,586,572       1,542,433
   Accrued expenses and other (Note 9)                              4,916,511       3,232,494
                                                                 ------------    ------------
          Total current liabilities                                 8,157,001       5,299,513

Long-term debt, net of current portion                                457,440         991,894
                                                                 ------------    ------------
          Total liabilities                                         8,614,441       6,291,407
                                                                 ------------    ------------

Commitments and contingencies (Note 11)
Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,534,592 and 3,937,534 issued, respectively        453,459         393,754
   Additional paid-in capital                                      21,030,881      20,171,051
   Accumulated deficit                                             (7,796,489)    (10,136,642)
                                                                 ------------    ------------
                                                                   13,687,851      10,428,163
   Less cost of 5,000 treasury shares                                 111,677         111,677
                                                                 ------------    ------------
          Total stockholders' equity                               13,576,174      10,316,486
                                                                 ------------    ------------
          Total liabilities and stockholders' equity             $ 22,190,615    $ 16,607,893
                                                                 ============    ============




                See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
              for the years ended December 31, 1996, 1995 and 1994



                                             Common Stock                  Additional
                                 Shares        Issued        Treasury        Paid-in      Accumulated
                                 Issued        Amount         Amount         Capital        Deficit
                                ---------   ------------   ------------    ------------   ------------

Balance, December 31, 1993      3,834,492   $    383,449   $   (111,677)   $ 20,082,763   $(11,876,250)

Additional shares issued           65,733          6,574           --            54,710           --
Net income                           --             --             --              --          486,794
                                ---------   ------------   ------------    ------------   ------------
Balance, December 31, 1994      3,900,225        390,023       (111,677)     20,137,473    (11,389,456)

Additional shares issued           37,309          3,731           --            33,578           --
Net income                           --             --             --              --        1,252,814
                                ---------   ------------   ------------    ------------   ------------
Balance, December 31, 1995      3,937,534        393,754       (111,677)     20,171,051    (10,136,642)

Additional shares issued          597,058         59,705           --           859,830
Net income                           --             --             --              --        2,340,153
                                ---------   ------------   ------------    ------------   ------------
Balance, December 31, 1996      4,534,592   $    453,459   $   (111,677)   $ 21,030,881   $ (7,796,489)
                                =========   ============   ============    ============   ============















                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,



                                                                             1996          1995           1994
                                                                            ------        ------         ------
Cash flows provided (expended) through operating activities:
     Net income                                                          $ 2,340,153    $ 1,252,814    $   486,794
     Adjustments to reconcile net income to cash provided
       (expended) through operating activities:
          Depreciation and amortization                                    1,637,424      1,110,712        982,173
          (Increase) decrease in deferred taxes                              171,130       (604,000)       107,000
          Other operating items                                               49,002         44,256         50,063
     Change in assets and liabilities, net of effects of acquisitions:
          (Increase) in accounts receivable, net                            (595,200)      (258,662)    (1,086,240)
          (Increase) in inventory                                         (1,296,444)      (147,228)      (283,056)
          (Increase) decrease in prepaids and other assets                   160,579        175,408       (288,659)
          Increase (decrease) in accounts payable and
           accrued expenses and other                                      1,011,321       (817,924)     2,213,611
                                                                         -----------     ----------     ----------

     Net cash provided through operating activities                        3,477,965        755,379      2,181,686
                                                                         -----------     ----------     ----------
Cash flows provided (expended) through investing activities:
     Cash paid to acquire Piper                                              (50,000)          --             --
     Investment in Sparks Japan                                              (25,000)          --             --
     Investment in EDSI, minority partner                                    115,000           --             --
     Capital expenditures                                                 (1,557,899)      (890,265)    (1,050,050)
     Disposal of capital assets                                               76,253           --             --
     Acquisition of intangible assets                                           --          (50,095)       (38,102)
                                                                         -----------     ----------     ----------
     Net cash (expended) through investing activities                     (1,441,646)      (940,360)    (1,088,152)
                                                                         -----------     ----------     ----------
Cash flows provided (expended) through financing activities:
     Proceeds from issuance of long-term debt                                 21,367        583,523        500,000
     Principal payments on long-term debt                                   (658,482)      (510,493)      (513,802)
     Payments against notes payable, Sellers                                    --         (328,618)          --
     Net (decrease) in revolving credit line                                    --             --         (495,000)
     Proceeds from stock issuance                                            872,200           --           61,284
                                                                         -----------     ----------     ----------

     Net cash provided (expended) through financing activities               235,085       (255,586)      (447,518)
                                                                         -----------     ----------     ----------
Increase (decrease) in cash and cash equivalents                           2,271,404       (440,569)       646,016
Cash and cash equivalents - beginning of year                              1,028,606      1,469,175        823,159
                                                                         -----------     ----------     ----------
Cash and cash equivalents - end of year                                  $ 3,300,010    $ 1,028,606    $ 1,469,175
                                                                         ===========    ===========    ===========


                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                              ---------------------





1.       Summary of Accounting Policies:

                  Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary ("the Company"). All inter-company accounts and transactions have been eliminated.

                  Activity included in the consolidated statements of operations consists primarily of the design, manufacture, sale and servicing of sophisticated custom and portable trade show exhibits and museum interiors by Sparks Exhibits Corp.("Sparks") and subsidiaries. Additionally, through other joint ventures and subsidiaries, the Company engages in the manufacturing of panelized portable exhibits, themed interiors, theme park attractions, staging and sets (see Note 2).

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

                  Rental Assets:

                  Rental Assets, which include manufactured and purchased exhibit components, are stated at cost. Amortization is recorded as the assets are rented and is included as a direct job cost.

                  Inventory:

                  Inventory is stated at the lower of cost (first-in, first-out) or market and includes all direct and indirect manufacturing costs associated with a specific job.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------


1.       Summary of Accounting Policies, continued

                  Goodwill and Other Intangible Assets

                  The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 5 to 30 years. Customer lists, which are recorded at cost, are being amortized on a straight-line basis over their estimated useful lives of 5 to 15 years and are included as components of Other Assets.

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


                  Revenue Recognition:

                  Revenues on trade show exhibit sales and themed interiors and sets are recognized using the completed contract method. Revenues on permanent exhibit installations which are generally 6 months or longer in duration are recognized on the percentage of completion method. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included as components of Accrued expenses and other.

                  Estimates and Assumptions:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

                     Income Per Common Share:

                  Income per common share is based on the weighted average number of common shares outstanding during the period, adjusted for common equivalent shares when the effect is not anti-dilutive. Income per share of common stock, assuming full dilution, was the same as primary earnings per share for 1995 and 1994.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

1.         Summary of Accounting Policies, continued:

                  The weighted average number of common shares outstanding used in calculating 1996 earnings per share was 5,233,748 for primary and 5,516,428 for fully-diluted. The weighted average number of common shares outstanding used in calculating both primary and fully-diluted earnings per share was 3,935,700 during 1995 and 3,880,548 during 1994.

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

                  The Company's accounts receivable are with customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires progress payments which mitigate its loss exposure.

                  Fair Value of Financial Instruments

                  Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximate their fair value at December 31, 1996 and 1995.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------


1.       Summary of Accounting Policies, continued


         Financial Accounting Standards Not Yet Adopted


                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact SFAS No. 128 will have on its financial statements, if any.


2.       Acquisitions:


                  Piper Productions, Inc.:

                  The Company acquired 100% of the stock of Piper Productions, Inc. ("Piper") of Orlando, Florida, effective April 1, 1996. Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. Piper clients include major restaurant and entertainment chains, national theme parks and business/ entertainment companies. Total consideration paid for the stock of Piper, including related expenses, approximated $200,000. The Company made a cash payment of $50,000 at closing, $50,000 is included in Accrued expenses and other, and issued a

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

2.         Acquisitions, continued:

         $100,000 note bearing interest at 6% payable in 5 equal installments commencing April 1, 1997. An additional $200,000 is payable if Piper achieves defined sales levels at defined contribution margin percentages and Piper's previous owner continues to be employed under an employment agreement.

         The acquisition was accounted for as a purchase with the operating results of Piper included in the consolidated statement of income from the acquisition date. Accordingly, the acquired assets (including approximately $375,000 of rental assets and other property and equipment) and liabilities have been recorded at their estimated fair values at the date of acquisition.

         Sparks Exhibits Corp.:

         On August 7, 1990, the Company acquired (the "Acquisition") all of the issued and outstanding stock of Arrow Exhibits, Inc. ("Arrow") and transferred the operations to its newly formed subsidiary, Sparks Exhibits Corp. ("Sparks"). Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage and sells portable displays for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields. Total consideration, including related expenses was $3,710,419.

         The Agreement provided for certain additional consideration to be paid to the Sellers based on defined operating results of Sparks through December 31, 1994. On August 7, 1995 the Company paid $478,618 for additional consideration obligations that were previously recognized through December 31, 1994. The final cumulative contingent earn-out obligation to the Sellers of $333,972 payable on August 7, 1995 was satisfied by a cash payment of $50,095 and issuance of three two-year notes totaling $283,877 and bearing interest at 8%, payable quarterly and convertible to the Company's common stock at $1.375 per share. The Sellers elected to convert their two-year notes into the Company's common stock at $1.375 per share during January 1997. All additional consideration paid to the Sellers is recorded as goodwill.

         Sparks Exhibits, Inc./Sparks Exhibits, Ltd./Sparks
               Exhibits Incorporated:

         During 1991 and 1992, Sparks, through its wholly-owned subsidiaries, Sparks Exhibits, Inc., Sparks Exhibits, Ltd. and Sparks Exhibits Incorporated, acquired various assets from custom trade exhibit businesses in Atlanta, Georgia, San Diego, California and Melbourne, Florida, respectively. Acquired assets included customer lists, contract rights, machinery and equipment and other assets. The total purchase price in connection with the three acquisitions was approximately $1,125,000. As part of the acquisitions, employment agreements were executed

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

2.        Acquisitions, continued:

between respective subsidiaries and certain key employees, including options to acquire up to 150,000 shares of the Company's common stock at prices ranging from $2.00 to $2.75 per share and vesting periods which expire through 1998.


         Expos Display Systems, Inc.:

         During July 1993, the Company and Abex Display Systems, Inc. ("ADSI"), entered into an agreement to organize a new California corporation, Expose Display Systems, Inc. ("EDSI"). The Company acquired 51% of EDSI with ADSI acquiring the balance. EDSI granted to ADSI exclusive worldwide distribution and marketing rights for "Expos", a portable display product, through December 2005 contingent upon ADSI meeting defined sales levels.

         The minority interest in the profits and (losses) of EDSI, included in Other, net in the consolidated statements of income represent ADSI's 49% share in the results of operations for 1996, 1995 and 1994. EDSI sales, net of inter-company revenues, for 1996, 1995 and 1994 approximated $3,096,000, $2,128,000 and $1,660,000. Netted against deposits and advances at December 31, 1996 and 1995, respectively, are approximately $120,000 of advances made by ADSI to EDSI and $72,000 of advances made by EDSI to ADSI.

3.        Gain on Japan Transaction:

         The Company and Tsubasa System Company, Ltd. ("Tsubasa") a diversified manufacturing and marketing company entered into a distribution and license agreement during 1995 and jointly formed a Japanese corporation, Sparks Japan, to market portable exhibits in Japan. Sparks Japan was capitalized with $250,000 and is 90% owned by Tsubasa and 10% owned by the Company. In an amendment to that agreement during January 1996, the Company agreed to eliminate certain future payments from Sparks Japan and to issue to Tsubasa 500,000 unregistered shares of the Company's common stock in exchange for $3,000,000.

         Sparks Japan is obligated to purchase certain portable exhibits from the Company's majority-owned subsidiary, EDSI. Sparks Japan opened its Tokyo portable exhibit showroom during March 1996 and the Company provides requisite technical, operational and marketing support to the operation. The agreement also requires that the funds received by the Company are to be used for its operating activities and to acquire companies, products and services within the exhibit industry. The funds may not be used to retire certain debts or pay bonuses, incentives, commissions, etc. to officers, directors or shareholders of the Company, without obtaining prior approval from Tsubasa.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

3.        Gain on Japan Transaction, continued:

         In the event that Sparks Japan does not achieve certain sales levels by December 31, 1998 and the Company's common stock is trading at less than $3.00 per share at that time, if requested by Tsubasa, the Company is required to, at its option, either repurchase the Tsubasa shares at $3.00 per share or make a cash payment per share to Tsubasa equal to the difference between the December 31, 1998 trading price and $3.00.

         A gain of $1,000,000 was recognized during the first quarter of 1996 representing the consideration received less amounts allocated to the 500,000 shares of common stock issued, the estimated fair value of the "put option" and the incremental direct costs expected to be incurred by the Company through December 31, 1998 with respect to complying with certain requirements of the agreement. During the fourth quarter of 1996, management re-evaluated the estimated fair value of the put option and expected direct costs, resulting in a $200,000 increase to the recorded gain during 1996.

4.       Insurance Settlement:

         During November 1993, the Company experienced a fire at its Melbourne, Florida location which destroyed approximately one-third of the facility including the administrative and design offices, as well as a portion of the exhibit storage area. During July 1994, a severe storm damaged the Company's Philadelphia, Pennsylvania location including portions of the manufacturing and exhibit storage areas. Both losses were covered by insurance. During 1994, the Company recognized a gain of $250,000 from settlement of the claims. The gain is net of write-offs of property and equipment and other costs approximating $1,150,000.

5.       Cash Flows Information:

         Cash paid for interest in 1996, 1995 and 1994 amounted to $121,049, $140,206, and $143,631, respectively.

         Cash paid for income taxes in 1996, 1995 and 1994 amounted to $30,398, $9,509 and $25,000, respectively.

         During 1996 the following non-cash investing and financing transactions took place:

   o The Company issued to the Piper seller (see Note 2) a $100,000 note bearing interest at 6% and payable in five equal, annual installments commencing April 1, 1997.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

5.       Cash Flows Information, continued

   o The Company issued 35,958 shares of its common stock to certain directors, employees and the Company's 401(k) plan for director fees, stock awards and defined contributions under the Companys employment benefit plan (see Note
     13).

During 1995 the following non-cash investing and financing transactions took place:

   o The Company issued to three Sellers, two-year notes amounting to $283,877 and bearing interest at 8% and payable quarterly in lieu of the final payment for additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp. The notes are convertible into the Company's common stock at $1.375 per share, which conversion rights were exercised by the Sellers during the first quarter of 1997 (see Note 2).

   o The Company issued 31,309 shares of its common stock to certain directors and the Company's 401(k) plan for director fees and defined contributions under the Company's employment benefit plan (see Note 13).

During 1994 the following non-cash investing and financing transactions took place:

   o Company accrued $150,000 of additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp.

   6.    Inventory:

         Inventory at December 31, 1996 and 1995 consists of the following:

                                               1996                     1995
                                              ------                   ------
       Raw materials                      $   775,805              $    510,774
       Work in process                      3,568,492                 1,911,720
                                          -----------              ------------
                                          $ 4,344,297              $  2,422,494
                                          ===========              ============

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------



7.       Property and Equipment:

Property and equipment at December 31, 1996 and 1995 consists of the following:

                                                  1996                 1995
                                                 ------               -----

Manufacturing equipment and vehicles           $1,352,095           $  867,769
Office equipment and data processing            1,990,537            1,388,650
Leasehold improvements                          1,265,030            1,091,399
Showroom exhibits and other                       582,764              445,283
                                               ----------           ----------
                                                5,190,426            3,793,101
  Less accumulated depreciation
     and amortization                           3,128,354            2,006,390
                                               ----------           ----------
                                               $2,062,072           $1,786,711
                                               ==========           ==========
8.       Other Assets:

         Other assets include costs incurred for certain intangible assets, principally customer lists, acquired in connection with the acquisition of custom trade exhibit businesses from 1990 through 1996. Amounts capitalized include amounts assigned to such assets by the Company at the date of the respective acquisitions and required contingent payments set forth in related purchase agreements. Such costs are amortized over the estimated life of the assets on a straight-line basis. Amortization expense related to other assets amounted to $260,135, $181,269 and $184,082 for each of the three years in the period ended December 31, 1996. Also included in Other assets as of December 31, 1996 are deposits relating to certain facility leases and the long-term portion of certain prepaid expenses.

9.       Accrued Expenses and Other:

         Accrued expenses and other at December 31, 1996 and 1995 consist of the following:

                                                          1996         1995
                                                         ------       ------
         Accrued compensation                          $1,298,682   $  608,541
         Customer deposits                              1,176,745      856,735
         Accrued payroll, sales and business taxes        433,876      715,302
         Accrued insurance costs                          302,270      232,472
         Accrued contractual costs (Note 3)               713,299           --
         Other                                            991,639      819,444
                                                       ----------   ----------
                                                       $4,916,511   $3,232,494
                                                       ==========   ==========

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------


10.      Debt Obligations:

         Notes Payable:

                  The Company, through its wholly-owned subsidiary Sparks, maintains a $1,250,000 revolving credit facility with a bank which expires on June 30, 1997 unless renewed by the issuing bank. Borrowings under the revolving credit facility bear interest at the banks prime lending rate (8.25% at December 31, 1996). No amounts were outstanding under the facility at December 31, 1996 and 1995.

         The revolving credit facility and the Company's primary term loans are collateralized by substantially all of the assets of Sparks Exhibits Holding Corporation ("Holding") and its subsidiaries. Both the revolving credit facility and term loan agreements place certain restrictions as to the use of Sparks funds for payment of dividends and loans, and the agreements contain certain compensating balance requirements and financial covenants. The Company is required to maintain a current ratio, as defined, of not less than 1.2 to 1 and is restricted in its ability to pay dividends, as defined in the agreement. At December 31, 1996 the current ratio, as defined, was approximately 1.9 to 1.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

         Long-Term Debt:

         Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                                 1996          1995
                                                                              ----------   ----------
Term loans payable, banks:
         Interest at the prime lending rate plus .25% (8.5%
           at December 31, 1996), principal payable in equal
           monthly amounts of $9,167 through July 2000                        $  394,167   $  504,167
         8.6% interest; principal payable in monthly amounts
           of $10,417 through May 1998                                           187,500      312,500
         6.85% interest; principal payable in monthly amounts
           of $10,417 through February 1997 with a
           final payment in March 1997                                            41,667      162,666
         8.2% interest; principal payable in monthly
           amounts of $12,500 through May 1996 with a final
           payment of $28,973 in June 1996                                          --         91,474

 Notes payable, Sellers (subordinated to all bank indebtedness):
           Additional consideration, interest payable quarterly at
             8% principal due August 7, 1997,  and convertible
             into the Company's  common stock
             at $1.375 per share (Note 2)                                        283,877      283,877

 Note payable, Piper seller:
         Interest payable annually at 6%, principal payable
           in annual payments of $20,000 through
           April 1, 2001                                                         100,000         --

Note payable, ICI:
         Interest payable annually at 6.85%, principal payable
           in remaining annual payments of $28,726
           and $34,551 through July 1997                                          34,551       63,277

Note payable, TSS:
         Interest payable quarterly at 7%,
           principal payable in annual payments of
             $26,560 through January 1997                                         26,560       53,120

Other                                                                             43,036       45,399
                                                                              ----------   ----------
                                                                               1,111,358    1,516,480
         Less current portion                                                    653,918      524,586
                                                                              ----------   ----------
                                                                              $  457,440   $  991,894
                                                                              ==========   ==========

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------


10.      Debt Obligations, continued


         Included in interest expense is $23,243, $27,175 and $40,817 related to interest on notes payable to the Sellers for the three years in the period ended December 31, 1996.

         Aggregate long-term debt maturities for the next five years are as follows:

           Years ended December 31,                                Amount
           ------------------------                                ------

                      1997                                     $   653,918
                      1998                                         203,109
                      1999                                         138,507
                      2000                                          93,611
                      2001                                          22,213
                                                               -----------
                                                                $1,111,358
                                                               ===========
11.      Commitments and Contingencies:

         The Company operates in leased office and warehouse facilities. Lease terms range from monthly commitments up to 93 months with options to renew at varying times. Certain lease agreements require the Company to pay supplemental costs of utilities, taxes, insurance and maintenance.

         As of December 31, 1996, future minimum lease commitments under non-cancelable operating leases are as follows:

         Year ended December 31,
         -----------------------
                  1997                                       $ 1,379,474
                  1998                                         1,194,358
                  1999                                           733,929
                  2000                                           594,696
                  2001                                           598,911
                  2002 and thereafter                          1,698,663
                                                             -----------
                    Total minimum lease commitments           $6,200,031
                                                             ===========

         Rental expense, exclusive of supplemental costs, for each of the three years in the period ended December 31, 1996 was $1,382,460, $1,111,374 and $956,681.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

11.      Commitments and Contingencies, continued


         The Company has employment contracts with certain officers and employees with remaining terms from approximately one to five years, which provide for minimum annual remuneration ranging from $17,500 to $145,000, plus additional compensation based upon operating results of the Company. In addition, pursuant to their employment contracts, two officers may obtain shares of common stock at $1.60 per share based on a formula related to certain prior deferred compensation and accrued bonuses. As of December 31, 1996, there were 360,042 shares reserved at a price of $1.60 per share.

         Future minimum payments under employment contracts are as follows:

                Year  ended December 31,
                ------------------------
                           1997                       $   894,500
                           1999                           568,000
                           1999                           558,000
                           2000                           548,000
                           2001                            44,500
                                                      -----------
                                                      $ 2,613,000
                                                      ===========
12.      Stock Options:

                  The Company has qualified and nonqualified stock option plans.

         In August 1990, the Company adopted the 1990 Incentive Plan which provides for the granting of Incentive Stock Options ("ISO") and a 1990 Nonstatutory Option Plan ("NSO") (collectively, "the 1990 Plans"). The 1990 Plans (as amended through July 1996) provide for the granting of options to employees to purchase up to 1,450,000 shares of common stock. Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's, and 85% of the market value of the shares in the case of NSO's.

         In April 1984, the Company adopted the 1984 Incentive Stock Option Plan. The plan provides for the granting of Incentive Stock Options to key salaried employees to purchase a maximum of 100,000 common shares at prices not less than the market value of the shares on the date the options are granted.

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

12.      Stock Options, continued


         The Company maintains a Nonqualified Stock Option Plan which provides for the granting of options primarily to employees, directors and others to purchase, for a period of five years, a maximum of 65,900 common shares at prices and terms determined by a committee appointed by the Board of Directors. Options are granted at a price not less than 85% of the market value of the shares at the date of the grant.

         The Director's and Consultants' Stock Option Plan provides for the granting of options to purchase up to 73,600 common shares to directors and consultants who are neither principal stockholders, nor receive salary compensation. Prices are determined as in the Nonqualified Stock Option Plan.

         The 1992 Director Stock Plan (as amended through July 1996), with a total of 200,000 authorized shares, was amended in December 1994 to provide that in addition to stock awards, stock options may be granted to Directors at a price not less than market value on the date of the grant.

                  As an inducement for certain individuals to become employees of the Company, stock options, as part of an employment agreement, are granted by the Company. The quantity, price and vesting requirements vary with each employment agreement; however, the Company has not granted options at a price less than the market value of the shares at the date of grant.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation." The Company will continue to apply the provisions of Accounting Principles Board Opinion 25 in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the unaudited pro forma amounts as follows:

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------


12.      Stock Options, continued

                                                  Year ended December 31,
                                                   1996             1995
                                                   -----            ----
         Net earnings                         $2,235,544            $1,224,500
         Earnings per common share and
           common share equivalent                 $0.41                 $0.31
                                              ==========            ==========


         Changes in shares under option were as follows:

                                                                                                    Shares
                                                                                                  Available
                                                  Shares                                            for
                                                  under      Option Price           Options        Unissued
                                                  Option       per Share          Exercisable      Options
                                                  ------     ------------         -----------      ---------

         1990 Plans                               962,943       $1.60-$2.00         879,807         440,957
         1984 Incentive Stock Option Plan          72,652          $2.00             72,652               0
         Nonqualified Stock Option Plan            21,600       $2.00-$3.00          11,810               0
         Directors' and Consultants'
            Stock Option Plan                      19,000          $2.45             19,000               0
         1992 Directors' Plan                      80,000       $2.00-$2.88          50,000         100,675

         Other Options                            324,927       $2.00-$3.00          97,027               0
                                                ---------                         ---------         -------
                                                1,481,122                         1,130,296         541,632
                                                =========                         =========         =======



         Changes in options outstanding are as follows:

                                                                         1996                   1995
                                                                        ------                 ------

         Shares under option at beginning of year                    1,205,463                1,173,245
         Options granted                                               339,300                   90,000
         Options expired                                                (2,541)                 (57,783)
         Options exercised                                             (61,100)                       0
                                                                     ---------                ---------
         Shares under option at end of year                          1,481,122                1,205,462
                                                                     =========                =========
                   Shares available for unissued options               541,632
                                                                     =========


                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------


12.      Stock Options, continued


         The weighted average fair value of options granted per share were $1.42 and $0.69 in 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 1996 and 1995 include the following:

                  Assumption                        1996              1995
                  ----------                        ----              ----
         Dividend yield                             0.0%              0.0%
         Risk-free rate                             6.2%              7.2%
         Expected life                              4-5 yrs.            5 yrs.
         Expected volatility                         74%               79%

13.      Employee Benefit Plans:

         The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. Charges to income with respect to this Plan were approximately $50,000, $32,000 and $22,000 in 1996, 1995 and 1994,
respectively.

14.      Income Taxes:

                  The components of the provision (benefit) for income taxes were as follows:

                                                    1996                   1995                  1994
                                                   ------                 ------                ------
         Current:
           Federal                               $  87,000                 $27,000              $21,000
           State                                    91,000                  39,000               60,000
         Deferred:
           Federal                                 172,000                (590,000)             155,000
           State                                         -                 (14,000)             (48,000)
                                                 ---------               ---------             --------
                                                  $350,000               $(538,000)            $188,000
                                                 =========               =========             ========

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

         14.      Income Taxes (continued):

         A reconciliation of the Federal statutory rate to the Company's effective tax rate is as follows:

                                                  1996       1995          1994
                                                  ----       ----          ----
         Federal statutory rate                    34%        34%            34%
         State income tax, net of Federal
           income tax effect                        3          2              1
         Non-deductible expenses                    3          7              7
         Losses not tax effected                    -          -              1
         Valuation allowance                      (33)      (114)           (13)
         Other, net                                 6         (4)          (  2)
                                                  ---       ----           ----
                                                   13%       (75%)           28%
                                                  ===       ====           ====

                  The net deferred tax asset at December 31, 1996 and 1995 comprises the following:

                                                                    1996                     1995
                                                                    ----                     ----
                Net operating loss carryforwards                   $1,441,000           $2,798,000
                General business credits                            1,856,000            1,856,000
                Alternative minimum tax credits                       120,000               43,000
                Employee benefits and compensation                    200,000              166,000
                Other, net                                            216,000               21,000
                                                                   ----------           ----------
                                                                    3,833,000            4,884,000
                Valuation allowances                               (1,856,000)          (2,735,000)
                                                                   ----------           ----------
                Net deferred tax asset                             $1,977,000           $2,149,000
                                                                   ==========           ==========

The decrease in the valuation allowance in 1996, 1995 and 1994 resulted from the release of valuation allowance based on the re-evaluation of the realizability of future benefits of net operating loss carryforwards. Realization of the net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryfowards (NOL's). Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized.

         As of December 31, 1996, the Company's federal NOL's of approximately $4,239,000, expire as follows:

                         NOTES TO FINANCIAL STATEMENTS

                              ---------------------

14.             Income Taxes (continued):

                      Expiration Date                            Amount
                      ---------------                            ------
                           2002                                $  232,000
                           2003                                 3,133,000
                           2004                                   116,000
                           2005                                   232,000
                           2006                                   526,000
                           2007                                ----------
                                                               $4,239,000
                                                               ==========

                  General business credit carryforwards of $1,856,000 expire primarily in 1998.

                           Commercial Lease Agreement

THIS LEASE AGREEMENT is made and entered into between CORONATION CONSTRUCTION COMPANY, INC. hereinafter referred to as "lessor' and PIPER PRODUCTIONS, INC., hereinafter referred to as Lessee:"

                              W I T N E S S E T H :

1. LEASED PREMISES. In consideration of the rents, terms, provisions and covenants of this Lease Agreement, Lessor hereby leases, lets and demises to Lessee the following described premises (referred to as "leased premises" and containing approximately 45,619.70 square feet) situated in (a) 4552 36th Street, Orlando, Florida 32811 (sometimes referred to as "the building" or "the project").

2. TERM: Subject to and upon the conditions set forth below, the term of this Lease shall commence on March 1, 1995 (the "commencement date") (the "completion date", which Lessor shall use its best efforts to establish as ____), and shall terminate February 28, 1997 (24) months thereafter. (See paragraph 37, page 12).

3. RENT: (a) Lessee agrees to pay monthly as base rental during the term of this Lease the sum of Twenty Thousand Nine Hundred Fifty Nine and 28/100 includes 6% sales tax ($20,959.28 includes tax) which amount shall be payable to Lessor at the address shown below on the first day of the month. One monthly installment of rent shall be due and payable on the date of execution of this Lease by Lessee for the first month's rent and a like monthly installment shall be due and payable on or before the first day of each calendar month succeeding the "commencement date" or "completion date" during the demised term; provided, that if the "commencement date" or the "completion date" should be a date other than the first day of a calendar month, the monthly rental set forth above shall be prorated to the end of that calendar month, and all succeeding installments of rent shall be payable or before the first day of each succeeding calendar month during the demised term.

       (b) On the date of execution of this Lease by Lessee, there shall be due and payable by Lessee a security deposit in an amount equal to one monthly rental installment to be held for the performance by Lessee of Lessee's covenants and obligations under this Lease, it being expressly understood that the deposit shall not be considered an advance payment of rental or a measure of Lessor's damage in case of default by Lessee. Upon the occurrence of any event of default by Lessee or breach by Lessee of Lessee's covenants under this Lease, Lessor may, from time to time, without prejudice to any other remedy, use the security deposit to the extent necessary to make good any arrears of rent and/or any damage, injury, expense or liability caused to Lessor by the event of default or breach of covenant, any remaining balance of the security deposit to be returned by Lessor or Lessee upon termination of this lease

       ( c) If any increase in the fire and extended coverage insurance premiums paid by Lessor for the building in which Lessee occupies space is caused by Lessee's use and occupancy of the leased premises, or if Lessee vacates the leased premises and causes an increase in such premiums, then Lessee shall pay as additional rental the amount of such increase to Lessor.

       (d) Other remedies to nonpayment of rent notwithstanding, if the monthly rental payment is not received by Lessor on or before the tenth day of the month for which rent is sue, or if any other payment due Lessor by lessee is not received by Lessor on or before the tenth day of the month next following the month in which Lessee was invoiced, a service charge of five per cent (5%) of such past due amount shall become due and payable in addition to such amounts owed under this Lease.

       (e) In the event the operating expenses (as defined below) of Lessor upon the building and/or project of which the leased premises are a part shall, in any calendar year during the term of this Lease, exceed the sum of $.90 (1994 Base Year) per square foot, Lessee agrees to pay as additional rental Lessee's pro-rata share of the excess operating expenses. Lessor may, within nine months following the close of any calendar year for which additional rental is due under this paragraph, invoice Lessee for the excess operating expenses. The invoice shall include in reasonable detail all computations of the additional rental, and Lessee agrees to make payment of the additional rental to Lessor within ten days following receipt of the invoice. In the year in which this Lease terminates, Lessor, in lieu of waiting until the close of the calendar year in order to determine any excess operating expenses, has the option to invoice Lessee for Lessee's pro rata share of the operating expenses based upon the previous year's excess operating expenses; Lessor shall invoice Lessee under this option within thirty days prior to the termination of the Lease or at any time thereafter. Lessee shall have the right, at its own expense and at a reasonable time, to audit Lessor's books relevant to the additional rentals due under this paragraph.

       (f) The term "operating expenses" as used above includes all expenses incurred with respect to the maintenance and operation of the building and/or project of which the leased premises are a part, including, but not limited to, maintenance and repair costs, water, sewer, security, trash and snow removal, landscaping, wages and fringe benefits payable to employees of Lessor whose duties are connected with the operation and maintenance of the building and/or project, amounts paid to contractors or subcontractors for work or services performed in connection with the operation and maintenance of the building and/or project, all services, supplies, repairs, replacements or other expenses for maintaining and operating the building and/or project including common area and parking area. The term "operating expenses" also includes all real property taxes and installments of special assessments, including special assessments due to deed restriction and/or owners' associations, which accrue against the building and/or project of which the leased premises are a part during the term of this Lease as well as all insurance premiums Lessor is required to pay or deems necessary to pay, including public liability insurance, with respect to the building and/or project. The term "operating expenses" does not include any capital improvement to the building and/or project of which the leased premises are a part, nor shall it include repairs, restoration or other work occasioned by fire, windstorm or other casualty, income and franchise taxes of Lessor, expenses incurred in leasing to or procuring of tenants, leasing commissions, advertising expenses, expenses for the renovating of space for new tenants, interest or principal payments on any mortgage or other indebtedness of Lessor, compensation paid to any employee of Lessor above the grate of building superintendent nor depreciation allowance or expense

4. SIGNS: Lessee shall have the right to erect one (1) sign in good taste only on the front face of the entrance canopy (sign plaque) of the building, (or such other location as may be designated by lessor) subject to all applicable laws, deed restrictions and regulations. The sign shall consist of letters or numerals not exceeding ten inches in height, of non-illuminated plastic, porcelain enamel or aluminum, and shall be individual cutout letters using the surface of the canopy (sign plaque) as background. The composition and location of such sign shall be subject to approval of lessor for the purposes of maintaining architectural continuity and quality of design. No signs or other object shall be erected which are attached to the roof of the building and no signs shall be attached to the building or canopy at right angles suspended by guy wires, but shall be attached flush to the canopy in a safe and secure manner. All such signs erected shall advertise Lessee's business only and no revenue producing advertising shall be erected on the leased premises without specific written permission of lessor. Lessee shall not paint any signs directly on the walls of the building or otherwise deface, damage or overload the building. Lessee shall have the night to place lettering upon the entrance doors or upon the plate glass windows of the leased premises; provided, however, that the lettering shall not exceed six inches in height and shall be subject to the approval of Lessor. No other signs shall be displayed on the leased premises without the prior written consent of Lessor. Lessee shall remove all signs at the termination of this lease, at Lessee's sole risk and expense and shall in a workmanlike manner properly repair any damage and close any holes caused by the removal of Lessee's signs.

5. USAGE: Lessee warrants and represents to Lessor that the leased premises shall be used and occupied for the purposes of Staging Productions. Lessee shall occupy the leased premises, conduct its business and control its agents, employees, invitees and visitors in such a way as is lawful, reputable and will not create any nuisance or otherwise interfere with, annoy or disturb any other tenant in its normal business operations or Lessor in its management of the building. Lessee shall not commit, or suffer to be committed, any waste on the leased premises.

6. INSURANCE: Lessee shall not permit the leased premises to be used in any way which would, in the opinion of Lessor, be extra hazardous on account of fire or otherwise which would in any way increase or render void the fire insurance on leasehold improvements or contents in the building belonging to the tenants in the building. If at any time during the term of this Lease the State board of Insurance or other insurance authority disallows any of Lessor's sprinkler credits or imposes an additional penalty or surcharge in Lessor's insurance premium because of Lessee's original or subsequent placement or use of storage rack or bins, method of storage or nature of Lessee's inventory or any other act of Lessee, Lessee agrees to pay as additional rental the increase (between fire walls) in Lessor's insurance premiums.

6a. liability insurance: Lessee shall carry and pay all premiums for public liability insurance in limits not less than $500,000 per person and $1,000,000 per accident, and in which the property liability shall be less than $500,000 or combined single limit of $1,000,000. Such policy or policies shall name Lessor as additional insured hereunder. Lessee shall deposit memorandum copies of certificates of such policy or policies with Lessor.

7. UTILITY SERVICE: Lessor shall provide the normal utility service connections into the leased premises. Lessee shall pay the cost of all utility services, including but not limited to, initial connection charges, all charges for gas, water and electricity used on the leased premises, and for all electric light lamps or tubes. Lessee shall pay all costs caused by lessee introducing excessive pollutants into the sanitary sewer system, including permits, fees and charges levied by any governmental subdivision for any pollutants or solids other than ordinary human waste. Lessee shall be responsible for the installation and maintenance of any dilution tanks, holding tanks, settling tanks, sewer sampling devices, sand traps or similar devices as may be required by the governmental subdivision for Lessee's sue of the sanitary sewer system. If the leased premises are in a multi-occupancy building, Lessee shall pay all surcharges levied due to Lessee's use of sanitary sewer or waste removal services insofar as such surcharges effect Lessor or other tenants in the building. Lessee shall pay all charges for pest control and extermination. Lessor shall not be required to pay for any services, supplies or upkeep in connection with the leased premises. However, in a multi-occupancy building Lessor may provide water to the leased premises in which case Lessee agrees to pay to Lessor its pro rate share of such water.

8. RELOCATION: Deleted in entirety.

9. REPAIRS AND MAINTENANCE: (a) Unless otherwise expressly provided herein, Lessor shall not be required to make any improvements, replacements or repairs of any kind or character to the leased premises during the term of this Lease except such repairs as are set forth in this subparagraph. Lessor shall maintain only the roof, foundation and the structural soundness of the exterior walls (excluding all windows, window glass, plate glass and all door(s) of the building in good repair and condition except for reasonable wear and tear. Lessee shall repair and pay for any damage caused by Lessee's negligence or default. Lessee shall immediately give written notice to Lessor of the need for repairs, which repairs shall be made by Lessor beginning not more than fifteen
(15) days after written notice by Lessee.

     (b) Lessee shall, at its own risk and expense, maintain all other parts of the building and other improvements on the leased premises in good repair and condition (including all necessary replacements), including, but not limited to, downspouts, dock bumpers, regular removal of debris and its prorate share of maintenance of the spur railroad track serving the leased premises (if applicable), and Lessee agrees to sign a joint maintenance agreement with the railroad company servicing the leased premises, if requested by the railroad company. However, in a multi-occupancy building, Lessor reserves the right to perform lawn maintenance and Lessee agrees to pay Lessor the lawn maintenance on a pro rate basis. Lessee shall repaint the exterior doors or other exposed parts of the building which reasonably require periodic repainting to prevent deterioration. Lessee shall take good care of all the property and its fixtures. Should Lessee neglect to keep and maintain the leased premises, then Lessor shall have the right, but not the obligation, to have the work done and any reasonable costs therefore shall be charged to Lessee as additional rental and shall become payable by Lessee with the payment of the rental next due hereunder.

     (c) At the termination of this Lease, Lessee shall deliver the leased premises "broom clean" in the same good order and condition as existed at the commencement date or completion date of this Lease, ordinary wear, natural deterioration beyond the control of Lessee, damage by fire, tornado or other casualty excepted.

     (d) All requests for repairs or maintenance that are the responsibility of Lessor pursuant to any provision of this Lease must be made in writing to Lessor at the address set forth below.

10. COMPLIANCE WITH LAWS, RULES AND REGULATIONS: Lessee shall comply with all laws, ordinances, orders, rules and regulations of state, federal, municipal or other agencies or bodies having jurisdiction relating to the use, condition and occupancy of the leased premises. Lessee will comply with the rules of the building adopted by Lessor, which are set forth on a schedule attached to this Lease. Lessor shall have the right at all times to change the rules and regulations of the building or to amend them to any reasonable manner as may be deemed advisable for the safety, care and cleanliness, and for the preservation of good order, of the leased premises. All changes and amendments in the rules and regulations of the building will be sent by Lessor to Lessee in writing and shall thereafter be carried out and observed by Lessee.

11. LESSOR IMPROVEMENTS: If construction is to be done by Lessor to the leased premises prior to Lessee's occupancy, Lessor will at its expense commence and/or complete the construction of the improvements constituting the leased premises, including partitions, in accordance with the floor plan and its specifications agreed to by the parties and made a part of this Lease by reference. The floor plan shall be approved and signed by the parties prior to the commencement of construction. Upon completion of the building and other improvements in accordance with the plans and specifications, Lessee agrees to accept delivery of the leased premises and to execute and deliver to Lessor a letter accepting delivery of the leased premises.

12. ALTERATIONS AND IMPROVEMENTS: Lessee shall not make or allow to be made any alterations or physical additions in or to the leased premises without first obtaining the written consent of the lessor. Any alterations, physical additions or improvements to the leased premises made by Lessee shall at once become the property of Lessor and shall be surrendered to Lessor upon the termination of this Lease. This clause shall not apply to moveable equipment or furniture owned by Lessee which may be removed by Lessee at the end of the term of this Lease.

13. CONDEMNATION: (a) If, during the term (or any extension or renewal) of this Lease, all or a substantial part of the leased premises are taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain, and the taking would prevent or materially interfere with the use of the leased premises for the purpose for which they are being used.

         (b) In the event a portion of the leased premises shall be taken for any public or any quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain and this Lease is not terminated as provided in the subparagraph above, Lessor may, at Lessor's sole risk and expense, restore and reconstruct the building any other improvements situated on the leased premises to the extent necessary to make it reasonably tenantable. The rent payable under this Lease during the unexpired portion of the term shall be adjusted to such an extent as may be fair and reasonable under the circumstances.

14. FIRE AND CASUALTY: (a) If the leased premises should be totally destroyed by fire, tornado or other casualty, or if the leased premises should be so damaged so that rebuilding or repairs cannot reasonably be completed within SIXTY (60) working days after the date of written notification by Lessee to Lessor of the destruction, this Lease shall terminate and the rent shall be abated for the unexpired portion of the Lease, effective as of the date of the destruction.

         (b) If the leased premises should be partially damaged by fire, tornado or other casualty, and rebuilding or repairs can reasonably be completed within SIXTY (60) days from the [text omitted] Lessee shall have the option to terminate this lease. [Text omitted] this Lease shall not terminate, but Lessor may at its sole risk and expense proceed with reasonable diligence to rebuild or repair the building or other improvements to substantially the condition in which they existed prior to the damage. If the leased premises are to be rebuilt or repaired and are untenantable in whole or in part following the damage, the rent payable under this Lease during the period for which the leased premises are untenantable shall be adjusted to such an extent as may be fair and reasonable under the circumstances. In the event that Lessor fails to complete the necessary repairs or rebuilding within SIXTY (60) working days from the date of the destruction, Lessee may at its option terminate this Lease by delivering written notice of termination to Lessor, whereupon all rights and obligations under the Lease shall cease to exist.

15. CASULATY INSURANCE: Lessor shall at all times during the term of this lease maintain a policy or policies of insurance with the premiums paid in advance, issued by and binding upon some solvent insurance company, insuring the building against loss or damage by fire, explosion or other hazards and contingencies for the full insurable value; provided, that Lessor shall not be obligated in any way, or manner to insure any personal property (including but not limited to, any furniture, machinery, goods or supplies) of lessee or which Lessee may have upon or within the leased premises or any fixtures installed by or paid for by Lessee upon or within the leased premises or any additional improvements which Lessee may construct on the leased premises.

16. WAIVER OF SUBROGATION: Any thing in this Lease to the contrary notwithstanding, Lessor and Lessee hereby waive and release each other of and from any and all rights of recover, claim, action or cause of action, against each other, their agents, officers and employees, for any loss or damage that may occur to the leased premises, improvements to the building of which the leased premises are a part, or personal property (building contents) within the building, by reason of fire or the elements regardless of cause or origin, including negligence of Lessor Lessee and their agents, officers and employee. Because this paragraph will preclude the assignment of any claim mentioned in it by way of subrogation (or otherwise) to an insurance company (or any other person), each party to this Lease agrees immediately to give to each insurance company which has issued to its policies of fire and extended coverage insurance, written notice of the terms of the mutual waivers contained in this paragraph and to have the insurance policies properly endorsed, if necessary, to prevent the invalidation of the insurance coverage by reason of the mutual waivers contained in this paragraph.

17. HOLD HARMLESS: Lessor shall not be liable to Lessee's employees, agents, invitees, lecensees or visitors, or to any other person, for any injury to person or damage to property on or about the leased premises caused by the negligence or misconduct of Lessee, its agents, servants or employees, or of any other person entering upon the leased premises under express or implied invitation by Lessee, or caused by the by the building and improvernents located on the leased premises becoming out of repairs, or caused by leakage of gas, oil, water or steam or by electricity emanating from the leased premises. Lessee agrees to indemnify and old harmless Lessor of and from any loss, attorney's fees, expenses or claims arising out of any such damage or injury. Any liability insurance which may be carried by Lessor or Lessee with respect to the leased premises shall be for the sole benefit of the party carrying the insurance and under its sole control.

18. QUIET ENJOYMENT: Lessor warrants that it has full right to execute and to perform this Lease and to grant the estate dermised and that Lessee, upon payment of the required rents and performing the terms, condition, covenants and agreements contained in this Lease, shall peaceably and quietly have, hold and enjoy the leased premises during the full term of this Lease as well as any extension or renewal thereof.

19. LESSOR'S RIGHT OF ENTRY: Lessor shall have the right, at all reasonable hours, to enter the leased premises for the following reasons: inspection; cleaning or making repairs; making alterations or additions as Lessor may deem necessary or desirable; determining Lessee's use of the leased premises, or determining if an act of default under this Lease has occurred,

20. ASSIGNMENT OR SUBLEASE: Lessor shall have the right to transfer and assign, in whole or in part, its rights and obligations in the building and property that are the subject of this Lease. Lessee shall not assign this Lease or sublet all or any part of the leased premises without the prior written consent of Lessor. In the event of any assignment or subletting, Lessee shall nevertheless at all times, remain fully responsible and liable for the payment of the rent and for compliance with all of its other obligations under the terms, provisions and covenants of this Lease. Upon the occurrence of an "event of default" as defined below, if all or any part of the leased premises are then assigned or sublet, Lessor, in addition to any other remedies provided by this Lease or provided by law, may, at its option, collect directly from the assignee or subtenant all rents becoming due to Lessee by reason of the assignment or sublease. Any collection directly by Lessor from the assignee or subtenant shall not be construed to constitute a novation or a release of Lessee from the further performance of its obligations under this Lease.

Paragraphs 21 and 22 deleted in entirety.

23. DEFAULT BY LESSEE: The following shall be deemed to be events of default by Lessee under this Lease: (a) Lessee shall fail to pay when due any installment of rent or any other payment required pursuant to this Lease; (c) Lessee shall fail to comply with any term, provision or covenant of this Lease, other than the payment of rent, and the failure is not cured within thirty (30) days after written notice to Lessee: (d) Lessee shall file a petition or be adjudged bankrupt or insolvent under the National Bankruptcy Act, as amended or any similar law or statute of the United States or any state; or a receiver or trustee shall be appointed for all or substantially all of the assets of Lessee; or Lessee shall make a transfer in fraud of creditors or shall make an assignment for the benefit of creditors; (e) Lessee shall do or permit to be done any act which results in a lien being filed against the leased premises.

24. REMEDIES FOR LESSEE'S DEFAULT: Upon the occurrence of any event of default set forth in this Lease Agreement, Lessor shall have the option to pursue any one or more of the following remedies without any notice or demand: (a) Terminate this Lease, in which event Lessee shall immediately surrender the leased premises to Lessor, and if Lessee fails to surrender the leased premises, Lessor may, without prejudice to any other remedy which it may have for possession or arrearages in rent, enter upon and take possession of the leased premises, by picking or changing locks if necessary, without being liable for prosecution of any claim for damages. Lessee agrees to pay on demand the amount of all loss and damage which Lessor may suffer by reason of the termination of the Lease under this subparagraph, whether through inability to relet the leased premises on satisfactory terms or otherwise.

         (b) Enter upon and take possession of the leased premises, by picking or changing locks if necessary, and lock out, expel or remove Lessee and any other person who may be occupying all or any part of the leased premises without being liable for any claim for damages, and relet the leased premises on behalf of Lessee and receive directly the rent by reason of the reletting. Lessee agrees to pay Lessor on demand any deficiency that may arise by reason of any reletting of the leased premises; further, Lessee agrees to reimburse Lessor for any expenditures made by it for remodeling or repairing in order to relet the leased premises.

         (c) Enter upon the leased premises, by picking or changing locks if necessary, without being liable for prosecution of any claim for damages, and do whatever Lessee is obligated to do under the terms of this Lease. Lessee agrees to reimburse Lessor on demand for any expenses which Lessor may incur in effecting compliance with Lessee's obligations under this Lease; further, Lessee agrees that Lessor shall not be liable for any damages resulting to Lessee from effecting compliance with Lessee's obligations under this subparagraph caused by the negligence of Lessor or otherwise.

25. WAIVER OF DEFAULT OR REMEDY: Failure of Lessor to declare an event of default immediately upon its occurrence, or delay in taking any action in connection with an event of default, shall not constitute a waiver of the default, but Lessor shall have the right to declare the default at any time and take such action as is lawful or authorized under this Lease. Pursuit of any one or more of the remedies set forth in paragraph 24 above shall not pursuit??? Of any one or more of the other remedies provided elsewhere in this Lease or provided by law, nor shall pursuit of any remedy provided constitute a forfeiture or waiver of any rent or damages accruing to Lessor by reason of the violation of any of the terms, provisions or covenants of this Lease. Failure by Lessor to enforce one or more of the remedies provided upon an event of default shall not be deemed or construed to constitute a waiver of the default or of any other violation or breach of any of the terms, provisions and covenants contained in this Lease.

26. ACTS OF GOD: Lessor shall not be required to perform any covenant or obligation in this Lease, or be liable in damages to Lessee, so long as the performance or nonperformance of the covenant or obligation is delayed, caused by or prevented by an act of God or force majeure.

27. ATTORNEY'S FEES: In the event Lessee defaults in the performance of any of the terms, covenants, agreements or conditions contained in this Lease and Lessor places in the hands of an attorney the enforcement of all or any part of this Lease, the collection of any rent due or to become due or recovery of the possession of the leased premises, Lessee agrees to pay Lessor reasonable attorney's fees for the services of the attorney, whether suit is actually filed or not. In no event shall the attorney's fees be less than fifteen percent of the outstanding balance owed by Lessee to Lessor.

Paragraph 28 deleted in entirety.

29. RIGHTS OF MORTGAGEE: Lessee accepts this Lease subject and subordinate to any recorded mortgage, deed of trust or other lien presently existing upon the leased premises. Lessor is hereby irrevocably vested with full power and authority to subordinate Lessee's interest under this Lease to any mortgage, deed of trust or other lien hereafter placed on the leased premises, and Lessee agrees upon demand to execute additional instrument subordinating this Lease as Lessor may require. If the interests of Lessor under this Lease shall be transferred by reason of foreclosure or other proceedings for enforcement of any mortgage on the leased premises, Lessee shall be bound to the transferee (sometimes called the "Purchaser") under the terms, covenants and conditions of this Lease for the balance of the term remaining, and any extensions or renewals, with the same force and effect as if the Purchaser were Lessor under this Lease, and Lessee agrees to attorn to the Purchaser, including the mortgages under any such mortgage if it be the Purchaser, as its Lessor, the attornment to be effective and self-operative without the execution of any further instruments upon the Purchaser succeeding to the interest of Lessor under this Lease. The respective rights and obligations of Lessee and the Purchaser upon the attornment, to the extent of the then remaining balance of the term of this Lease, and any extensions and renewals, shall be and are the same as those set forth in this Lease.

30. ESTOPPEL CERTIFICATES: Lessee agrees to furnish promptly, from time to time, upon to the extent true and applicable a statement certifying that Lessee is in possession of the leased premises; the leased premises are acceptable; the Lease is in full force and effect; and Lease is unmodified; Lessee claims no present charge, lien, or claim or offset against rent; the rent is paid for the current month, but is not paid and will not be paid for more than one month in advance; there is no existing default by reason of some act or omission by Lessor; and such other matters as may be reasonably required by Lessor or Lessor's mortgagee.

31. SUCCESSORS: this Lease shall be binding upon and inure to the benefit of Lessor and Lessee and their respective heirs, personal representatives, successors and assigns. It is hereby covenanted and agreed that should Lessor's interest in the leased premises cease to exist for any reason during the term of the Lease, the notwithstanding the happening of such event this Lease nevertheless shall remain unimpaired and in full force and effect and Lessee hereunder agrees to attorn to the then owner of the leased premises.

32. RENT TAX: If applicable in the jurisdiction where the leased premises are situated, Lessee shall pay and be liable for all rental, sales and use taxes or other similar taxes, if any, levied or imposed by any city, state, county, or other governmental body having authority, such payments to be in addition to all other payments required to be paid by Lessor to Lessee under the terms of this Lease. Any such payment shall be paid concurrently with the payment of the rent upon which the tax is based as set forth above.

33. NOTICE: (a) All rent and other payments required to be made by Lessee shall be payable to Lessor at the address set forth below, or any other address Lessor may specify from time to time by written notice delivered to Lessee.

         (b) All payments required to be made by Lessor Lessee shall be payable to Lessee at the address set forth below, or at any other address within the United States as Lessee may specify from time to time by written notice.

         (c) any notice or document required or permitted to be delivered by this Lease shall be deemed to be delivered (whether or not actually received) when deposited in the United States Mail, postage prepaid, certified mail; return receipt requested, addressed to the parties at the respective addresses set out below:

               LESSOR:                                     LESSEE:
     Coronation Construction Co., Inc.               Piper Productions, Inc.
     851 E. SR 434, Suite # 192                      4552 36th Street
     Longwood, Florida 32750                         Orlando, Florida 32811

     Alex Greenspoon                                 David Piper

34. DEFINITIONS: These definitions apply to the terms defined as those terms are used throughout this Lease. [paragraph (a) deleted]

         (b) an "act of god" or "force Majeure" is defined for purpose of this Lease as strikes, lockouts, sit-downs, material or labor restrictions by any governmental authority, riots, floods, washouts, explosions, earthquakes, fire, storms, acts of the public enemy, wars, insurrections and any other cause not reasonably within the control of lessor and which by the exercise of due diligence Lessor is unable, wholly or in part, to prevent or overcome.

         (c) The "commencement date" shall be the date set forth in paragraph 2. The "commencement date" shall constitute the commencement of this Lease Agreement for all purposes, whether or not Lessee has actually taken possession.

         (d) The "completion date" shall be the date on which the improvements erected and to be erected upon the leased premises shall have been completed in accordance with the plans and specifications described in paragraph 11. Lessor shall use its best efforts to establish the "completion date" as the date set forth in paragraph 2. In the event that the improvements have not in fact been completed as of that date, Lessee shall notify Lessor in writing of its objections.

Lessor shall have a reasonable time after delivery of the notice in which to take such corrective action as may be necessary, and shall notify Lessee in writing as soon as it deems such corrective action has been completed so that the improvements are completed and ready for occupancy. Taking of possession by Lessee shall be conclusively deemed to establish that the improvements have been completed and that the leased premises are in good and satisfactory condition, as of the date possession was so taken by Lessee, except for latent defects, if any.

         [paragraph (e) deleted]

         (f) The captions appearing in this Lease are inserted only as a matter of convenience and in no way define, limit, construe or describe the scope or intent of such paragraph.

35. REAL ESTATE COMMISSION: Lessor agrees to pay to the real estate agent named below, for negotiating this Lease, a commission of NONE per cent of each monthly rental payment as set forth in paragraph 3 (a) when and if actually received by Lessor under the terms of this Lease. In the event there is a default by the Lessee under the terms of this Lease and any rentals due to Lessor are collected by means of litigation or with the aid of an attorney, the real estate agent named below shall receive a commission in the amount set forth above of Lessor's net recovery. Lessor's net recovery is defined as the amount Lessor eventually collects from Lessee less attorneys' fees, court costs, out-of-pocket expenses and expenses and/or remodeling/refurbishing costs expended in order to obtain a new tenant.

36. ENTIRE AGREEMENT AND LIMITATION OF WARRANTIES: IT IS EXPRESSLY AGREED BY LESSEE, AS A MATERIAL CONSIDERATION FOR THE EXECUTION OF THIS LEASE, THAT THIS LEASE, WITH THE SPECIFIC REFERENCES TO WRITTEN EXTRINSIC DOCUMENTS, IS THE ENTIRE AGREEMENT OF THE PARTIES. IT IS AGREED THAT THIS LEASE MAY NOT BE ALTERED, WAIVED, AMENDED OR EXTENDED EXCEPT BY AN INSTRUMENT IN WRITING SIGNED BY BOTH LESSOR AND LESSEE.

37. OTHER PROVISIONS:

                                MONTHLY
           RENTAL SCBEDULE      BASE RENT    6% SALES TAX    TOTAL RENT
           ---------------      ---------    ------------    ----------
           3-1-95 - 2-29-96     $19,772.91   $1,186.37       $20,959.28
           *3-1-96 - 2-28-97    $20,563.83   $1,233.83       $21,797.66

           * Reflects 4% Rental Increase

37A. David Piper will personally and individually guarantee the noted payments of this lease as described on Page 1, paragraph 3a, and paragraph 37 above to a maximum guarantee equal to 2-1/2 months of rent payment. David Piper will have no guarantees or other liabilities beyond that stated here.

37.B       SEE ATTACHED
37.C       SEE ATTACHED








Signed on this 14th day of February 1995.


            LESSOR:                                     LESSEE:


Coronation Construction Company, Inc.          Piper Productions, Inc.
-------------------------------------          ----------------------------

BY: /s/ Alex Greenspoon, President             BY: /s/ David Piper, President


Alex Greenspoon/President                      David Piper, President
-------------------------                      ----------------------
(Type name and title)                          (Type name and title)




37.B. PROPOSED ENVIRONMENTAL REPRESENTATION

Lessor represents and warrants that, to the best of Lessor's knowledge:

1) Neither the leased premises, the building of which the leased premises are a part, nor the real property on and about which the building and the leased premises are located are now, or has at any time in the past been used for the manufacture, storage, transport, or disposal of any hazardous or toxic substance, material, or waste, as the same may be defined under any federal, state, local, or municipal statute, law, rule, regulation or order of any governmental or quasi-governmental entity having jurisdiction thereover (collectively "Environmental Laws").

2) Lessor has not received any inquiry or notice, formal or informal, written or other wise, relating to the leased premises, the building of which the leased premises are a part, or the real property on and about which the building and the leased premises are located, from any governmental or quasi-governmental entity having jurisdiction thereover, regarding any environmental matter associated therewith.

3) The leased premises, the building which the leased premises are a part, and the real property on and about which the building and the leased premises are located are in compliance with any and all applicable Environmental Laws.



34. C The lessee shall have the right to reduce the square footage of the leased premises by either 20,170 feet or 12,950 feet or by both, with a rent reduction into a proportionate monthly rate equal to the square footage rented.

The lessee will be responsible to give lessor thirty (30) days written notice of reduction of square footage.

The lessee will have no guarantees or other liabilities beyond that stated here.

                     ADDENDUM TO COMMERCIAL LEASE AGREEMENT
                              DATE FEBRUARY 14,1995
                    BETWEEN PIPER PRODUCTIONS AND CORONATION
                           CONSTRUCTION COMPANY, INC.

WHEREAS, Piper Productions is presently leasing 45,418 Sq. Ft., and the Lease will terminate on February 28, 1997, both parties hereby agree to extend this Lease on March 1, 1997 and continue up to February 28, 1998,

IT is hereby understood that the present Lease will have a 4% increase and the rental schedule is as follows:

           3-1-97 - 2-28-98         $15,705.18 plus 6% sales tax = $16,647.49

ALL other terms and conditions of this Lease Agreement are hereby ratified and confirmed.








/s/ Piper Productions, Inc.              /s/ Coronation Construction Co., Inc.
----------------------------             --------------------------------------

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                      LEASE

         This Lease is entered into the 29th day of April, 1992: between HELF INVESTMENTS, a California partnership ("Landlord"), and EXHIBITS CONCEPTS, Inc., A CALIFORNIA CORPORATION ("Tenant") who agree as follows:

                               ARTICLE 1: PREMISES

         Section 1.01. Agreement to Lease. Subject to the provisions of this Lease, Landlord leases to Tenant and Tenant leases from Landlord the real property (the "Premises") having an area of approximately 33,638 square feet, substantially as shown as the Premises on attached Exhibit A, located in the building (the "Building") commonly known as 1919 Friendship Dr., El Cajon, (to be) located on the land (the "Land") described in attached Exhibit B, in the City of El Cajon, County of San Diego, State of California, which Building has an area of approximately 64,907 square feet.



                                 ARTICLE 2: TERM

         Section 2.01. Term. The term of this Lease (the "Term") shall commence on the 1st day of June, 1992 (the "Commencement Date"), and shall expire on the 31st day of May, 1997 (the "expiration Date").

         Section 2.02. Landlord's Inability to Deliver Possession. If Landlord is unable to deliver possession of the Premises by the Commencement Date, Landlord shall not be liable for any damage caused for failing to deliver possession, nor shall such failure affect the validity of this lease or the obligations of Tenant under this lease, nor shall such failure extend the Term, but, unless Tenant's failure to install or delay in installing any improvements has caused Landlord's inability to deliver possession, minimum monthly rent (as set forth in Section 3.02) shall be abated until Landlord can deliver possession of the premises to Tenant.

         Section 2.03. Acceptance of Premises. Tenant's possession of the Premises on the commencement Date shall constitute Tenant's acceptance of the Premises in their then "as is" condition and Tenant's acknowledgment that the premises are in Good condition. For purposes of this Lease, "Good condition" shall mean first-class, neat, clean and broom-clean and similar phrases referring to physical adequacy in appearance and for use.

         Section 2.04. Surrender of Premises. On the Expiration Date or earlier termination of this Lease, tenant shall surrender to Landlord the premises and all Alterations (as defined in Section 5.09) in Good condition (except for destruction to the premises covered by Article 7) except for alterations that Tenant has the right to remove or is obligated to remove under Section 5.09. By the expiration Date or earlier termination of this Lease, Tenant shall remove all its Personal Property (as defined in Section 4.01) and perform all repairs and restoration required by the removal of any Alterations or Personal Property. Landlord may elect to retain or dispose of in any manner any Alterations or Personal Property that Tenant does not remove from the premises on the Expiration Date or earlier termination of this Lease as allowed or required by this Lease by giving written notice to Tenant. Any such Alterations or Personal Property that Landlord elects to retain or dispose of shall vest in Landlord. Tenant waives all claims against landlord for any damage to Tenant resulting from landlord's retention or disposition of any such alterations or Personal Property. Tenant shall be liable to Landlord for Landlord's costs for storing, removing or disposing of any such alterations or Personal Property. If Tenant fails to surrender the Premises to Landlord on the Expiration Date or earlier termination of this Lease, Tenant shall indemnify and defend Landlord against all liability, loss and claims resulting from such failure including without limitation any claim for damages made by a succeeding tenant.

         Section 2.05. Holding Over. If Tenant, with Landlord's consent, remains in possession of the Premises after the Expiration Date or earlier termination of this Lease, such possession by Tenant shall be deemed to be a month-to-month tenancy terminable on 30-days' written notice given at any time by Landlord or Tenant. During any such month-to-month tenancy, Tenant shall pay, as minimum monthly rent, 110% the Adjusted Minimum Monthly Rent in effect immediately prior to the Expiration Date or earlier termination of this Lease, as the case may be. All provisions of this Lease except for those pertaining to Term shall apply to such month-to-month tenancy.


                                 ARTICLE 3: RENT

         Section 3.01. Definitions. For purposes of this Lease, the following definitions shall apply:

         (a) "Adjusted Minimum Monthly Rent" shall mean the minimum monthly rent set forth in Section 3.02 as adjusted pursuant to Section 3.03;

         (b) "Adjustment Date" shall mean the first "April 1" following the commencement Date and each anniversary of such "April 1"'

         (c) "Index" shall mean the consumer price Index for All Urban Consumers (base year: 82-84) for L.A. Long Beach, Anaheim published by the United States Department of Labor, Bureau of Labor Statistics;

         (d) "Base Index" shall mean the Index published most recently prior to the commencement Date; May 1992.

         (e) "Adjustment Index" shall mean the Index published for the month of January immediately preceding the applicable Adjustment Date;

         (f) "Preceding Rent" shall mean the Adjusted Minimum Monthly Rent in effect immediately preceding the applicable Adjustment Date; and

         (g) "Preceding Index" shall mean (I) for the first Adjustment Date after the commencement Date, the Base Index, or (ii) for each other Adjustment Date, the Adjustment Index for the immediately preceding Adjustment Date.


         Section 3.02. Minimum Monthly Rent. Tenant shall pay to Landlord as minimum monthly rent, without deduction, setoff, prior notice, or demand, (except as provided herein or by law) the sum of Addendum 1 "Rent" (which sum is subject to adjustment as provided in Section 3.03) per month in advance on the first day of each month commencing on the commencement Date and continuing during the Term. Minimum monthly rent for the first month of the Term shall be paid upon execution of this Lease. If the commencement Date is other than the first day of a month, then minimum monthly rent for the second month of the Term and the final monthly of the Term shall be prorated at the rate of 1/30th of the minimum rent per day. All rent shall be paid to Landlord at its address specified in Section 14.01.

         Section 3.03. Periodic Rent Adjustment. On each Adjustment Date, and for the period from such Adjustment Date until the next succeeding Adjustment Date, or the Expiration Date or earlier termination of this Lease, whichever occurs first, the Adjustment Minimum Monthly Rent shall be increased, if the Adjustment Index is greater than the Preceding Index, by an amount equal to 100% of the product of (a) the Preceding Rent and (b) a fraction the numerator of which is the difference between the Adjustment Index and the Preceding Index and the denominator of which is the Preceding Index. As a courtesy to Tenant but not as a condition to Tenant" paying the applicable Adjusted Minimum Monthly Rent, Landlord will deliver to Tenant, prior to each Adjustment Date, a notice setting forth the Adjustment Index, the Preceding Index, the Preceding Rent, and the applicable Adjustment Minimum Monthly Rent. Landlord's delay in delivering such notice shall not release Tenant of its obligation to pay the applicable Adjusted Minimum Monthly Rent. Rental adjustment shall not exceed 5% of the previous adjusted rent.

         Section 3.04. Changes in Index. If the Index is changed so that the base year is not 1967, then the Index shall be converted in accordance with the conversion factor published by the United States Department of Labor, Bureau of Labor Statistics. If the Index is discounted or revised during the Term, such other governmental index or computation with which it is replaced shall be used in order to obtain substantially the same result as would be obtained if the Index had not been discontinued or revised.

               Section 3.05. Security Deposit. Upon execution of this Lease, Tenant shall deposit with Landlord the sum of $15,473.48 (Security Deposit on 1810 John Towers shall be credited to this deposit and Tenant shall submit funds up to the total amount on the security deposit. If building at 1810 John Towers is not returned in good condition less normal wear and tear, Tenant will be billed for any deficiencies.) as a security deposit for the performance by Tenant of its obligations under this Lease, including without limitation Tenant's obligation to pay Adjusted Minimum Monthly Rent, to repair damages to the Premises caused by Tenant or Tenant's Representatives (as defined in Section 5.11) and to clean the premises upon termination of this Lease. If Tenant commits any defaults under this Lease, including without limitation to those set forth in the preceding sentence, Landlord may use such security deposit to cure such defaults, and to compensate Landlord for all of Landlord" damage resulting from such defaults. Upon demand by Landlord, Tenant shall promptly pay to Landlord a sum equal to the amount so used by Landlord so as to maintain such security deposit in the amount set forth in the first sentence of this Section. Within 30 days after the Expiration Date or earlier termination of this Lease, Landlord shall deliver to Tenant, at Tenant's last known address, any portion of such security deposit not used by Landlord, as provided in this Section. Landlord may commingle such security deposit with Landlord's other funds and Landlord shall not pay to Tenant interest on such Security deposit.


                            ARTICLE 4: PROPERTY TAXES

         Section 4.01. Definitions. For purposes of this Lease, the following definitions shall apply:

         (a) "Real Property" shall mean the Premises, the Building, the Land and any other improvements that are part of the Building or the Land.

         (b) "Real Property Taxes" shall mean all real property taxes and general and special assessments levied or assessed against the Real Property, including without limitation any tax, fee or excise on (I) rents, (ii) the square footage of the Premises, (iii) the act of entering into this Lease or
(iv) the occupancy of Tenant, or any other tax, or excise, however described including, without limitation, a so-called value-added tax, levied or assessed against the Real Property by the United States, the State of California or any political subdivision of the state, including without limitation any county, city, city and county, public corporation, district, or any other political entity or public corporation of this state as a direct substitution in whole or in part for, or in addition to, any real property taxes or general of special assessments.

         (c) "Personal Property" shall mean all personal property installed or located in or on the Premises including without limitation trade fixtures, furnishings, equipment and inventory.

         (d) "Personal Property Taxes" shall mean all taxes, assessments, license fees, and other charges that are levied or assessed against the Personal Property.

         (e) "Tenant's Proportionate Share" shall mean, with respect to Personal Property Taxes, 100%.

         (f) "Mortgage" shall mean any deed of trust, mortgage or other written security instrument or agreement affecting the Real Property, that constitutes security for the payment of a debt or performance of an obligation.

         (g) "Lender" shall mean the beneficiary, mortgagee, secured party, or other holder of any Mortgage.


         Section 4.02. Tenant to Pay Taxes. LANDLORD shall bay any and all Real Property Taxes. Tenant shall pay before delinquency all Personal Property Taxes that become payable during the Term. On demand by landlord, Tenant shall furnish Landlord with satisfactory evidence of such payment. If any Personal Property Taxes are levied against Landlord or landlord's property, or if the assessed value of the Real property is increased by the inclusion of a value placed on the Personal property, then Tenant shall pay to Landlord Personal Property Taxes in accordance with Article 12.


                 ARTICLE 5: USE AND MAINTENANCE OF THE PREMISES

         Section 5.01. Permitted Use. Tenant may use the Premises for Management and storage of exhibits and other related reasonable uses and for no other use. Tenant's business shall be established and conducted throughout the Term in a first-class manner. Tenant shall not use the Premises for, or carry on, or permit to be carried on, any offensive, noisy or dangerous trade, business, manufacture or occupation.

         Section 5.02. Insurance. Tenant shall not do, bring or keep anything in or about the premises that will cause a cancellation of any insurance covering the premises or the building.

         Section 5.03. Compliance with Laws. Tenant shall comply with all laws concerning the premises and Tenant's use of the Premises, including without limitation, the obligation at Tenant's sole cost to alter, maintain, or restore the premises in compliance with all laws relating to the condition, use, or occupancy of the Premises during the Term.

         Section 5.04. Waste or Nuisance. Tenant shall not use the Premises in any manner that will constitute waste, nuisance or unreasonable annoyance to owners or occupants of nearby properties. Tenant shall not use the Premises for sleeping, cooking, washing clothes, or the preparation, manufacture, or mixing of anything that might emit any odor or objectionable noises or lights onto nearby properties.

         Section 5.05. Overloading. Tenant shall not do anything on the Premises that will cause damage to the building. Neither the floor nor any other portion of the Premises shall be overloaded. No machinery, apparatus, or other appliance shall be used or operated in or on the Premises that will in any manner injure, vibrate or shake the Premises.

         Section 5.06.  Access by Landlord.

               (a) Landlord and any agent, employee, officer, or independent contractor of or retained by Landlord (individually and collectively, "Landlord's Representatives") shall have the right to enter the Premises at all reasonable times (i) to determine whether the Premises are in Good Condition or whether Tenant is complying with its obligations under this Lease, (ii) to do any necessary maintenance or make any restoration to the Premises that the Landlord has the right or obligation to perform, (iii) to serve, post, or keep posted any notices required or allowed under Lease, (iv) to post "for sale" or "for rent" or "for lease" signs, (v) to show the Premises to brokers, agents, buyers, tenants or other persons interested in a listing of, financing an exchange of, or occupancy of the Premises or the Building, and (vi) to shore the foundations, footings, and walls of the Building and other improvements on the Land and to erect scaffolding and protective barricades around and about the Premises, but not so as to prevent entry to the Premises and to do any other act or thing necessary for the safety or preservation of the Premises if any excavation or other construction is undertaken or is about to be undertaken on any adjacent property or nearby street. Landlord's rights under this subsection extend with Landlord's consent to the owner of adjacent property on which excavation or construction is to take place and the adjacent property owner's agents, employees, officers and independent contractors.

         (b) Landlord shall not be liable for any inconvenience, disturbance, loss of business, nuisance, or other damage arising out of Landlord's entry on the premises as provided in this Section, except damage resulting directly from the acts of Landlord, or Landlord's Representatives, performed negligently. Tenant shall not be entitled to an abatement or reduction of Adjusted Minimum Monthly Rent because of the exercise by Landlord of any rights under this Section. Landlord shall conduct its activities on the Premises as allowed in this Section in a manner that will cause as little inconvenience, annoyance, or disturbance to Tenant as reasonably feasible.

         Section 5.07. Signs. Tenant shall not have the right to place, construct, or maintain any sign, advertisement, awning, banner or other exterior decoration without Landlord's prior written consent. Any sign that Tenant is permitted by Landlord to place, construct, or maintain shall comply with Landlord's sign criteria applicable to Landlord's other tenants in the Gillespie Field Industrial Park, including without limitation criteria relating to size, color, shape, graphics, location and shall comply with all laws, and Tenant shall obtain any approval required by such laws. Landlord makes no representation with respect to Tenant's ability to obtain such approval.

         Section 5.08. Parking. As long as Tenant is not in default under this Lease, Landlord grants to Tenant the right to the non-exclusive use of the parking area adjacent to and serving the Building.

         Section 5.09. Alterations.

         (a) Tenant shall not make any alterations, improvements, additions, installations, or changes of any nature, in or to the Premises (individually and collective, "Alterations") without Landlord's prior written consent. Any Alternations that Tenant shall desire to make shall be presented by Tenant to Landlord in written form, with proposed detailed plans. With respect to any Alterations, (i) Tenant shall acquire a permit from appropriate governmental agencies to make the Alterations, (ii) Tenant shall furnish a copy of such permit to Landlord prior to the commencement of the alternations, (iii) Tenant shall comply with all conditions of such permit in a prompt and expeditious manner, and (iv) Tenant shall provide to Landlord, at Tenant's sole cost, a lien and completion bond in an amount equal to 150% of the estimated cost of the proposed alterations, to insure Landlord against any liability for mechanics' and materialmen's liens and to insure completion of the work. In no event shall any Alternations be commenced until 10 days after Landlord has received notice from Tenant stating the date the installation of the Alternations is to commence so that Landlord can post and record an appropriate notice of nonresponsiblity. AUTHORIZATION SHALL NOT BE UNREASONABLY WITHHELD.

         (b) All alterations shall upon installation become the property of Landlord and shall remain on and be surrendered with the Premises on the Expiration Date or earlier termination of this Lease, except that Landlord can elect to require Tenant to remove any Alterations. If Landlord so elects, Tenant at its sole cost shall, before the last day of the Term or within 30 days after notice of Landlord's election is given to Tenant, whichever is later, repair and restore the Premises to the condition of the Premises prior to the installation of such alterations to be removed.

         Section 5.10. Mechanics' Liens. Tenant shall pay all costs for Alterations and other construction done or caused to be done by it on the Premises. Tenant shall keep the Premises free and clear of all mechanics' liens resulting from such Alterations or other construction. Tenant shall have the right to contest the correctness or validity of any such lien if, immediately on demand by Landlord, Tenant procures and records a lien release bond, issued by a corporation satisfactory to Landlord and authorized to issue surety bonds in California, in an amount equal to 150% of the amount of the claim of lien. The bond shall meet the requirements of California Civil Code Section 3143, shall indemnify Landlord against liability for such claim of lien and shall hold the Real Property free from the effect of such claim of lien. In addition, Landlord may require Tenant to pay Landlord's attorneys' fees and costs in participating in such an action.


         Section 5.11.  Indemnity and Exemption of Landlord from Liability.

               (a) Tenant shall indemnify Landlord against all claims arising from (i) Tenant's use of the Premises, (ii) the conduct of Tenant's business,
(iii) any activity, work or things done, permitted or suffered by Tenant in or about the Premises or elsewhere, (iv) any breach or default in the performance of any obligation to be performed by Tenant under this Lease, or (iv) any negligence of Tenant or any agent, employee, officer, independent contractor, licensee, invitee, visitor or customer of or retained by Tenant (individually and collectively, "Tenant's Representatives"), and against all costs, attorneys' fees, expenses and liabilities incurred in the defense of any such claim and any action or proceeding brought on such claim. If any action or proceeding is brought against Landlord by reason of any such claim, Tenant upon notice from Landlord shall defend such action or proceeding at Tenant's sole cost by counsel satisfactory to Landlord. Tenant assumes all risk of damage to property and injury to persons in, upon or about the Premises arising from any cause, and Tenant waives all claims against Landlord in respect of such damage or injury.

               (b) Landlord shall not be liable for injury to Tenant's business or any loss of income from such business or for damage or injury to the goods, wares, merchandise, or other property or the person of Tenant, Tenant's Representatives or any other persons in, upon or about the Premises, whether such damage, loss or injury is caused by or results from criminal acts, fire, steam, electricity, gas, water o rain, or from the breakage, leakage, obstruction or other defects of pipers, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether such damage, loss or injury results from conditions arising upon the Premises or from other sources or places and regardless of whether the cause of such damage, loss or injury or the means of repairing such damage, loss or injury is inaccessible to Tenant.

         Section 5.12. Building Changes. This Lease shall not be affected or impaired by any change to any sidewalks, streets or improvements nearby the Building.

         Section 5.13.  Utilities and Services.

               (a) Tenant shall make all arrangements for and pay the cost of all utilities and services (including, without limitation, their connection charges) furnished to the premises or used by Tenant, including without limitation gas, electricity, water, telephone service, and trash collection.

               (b) Landlord may, at its election, furnish to the Building any of the utilities and services set forth in the preceding Subsection. For purposes of this Lease, "Landlord's Utilities Expense" shall mean Landlord's cost of furnishing any utilities and services to the building. Tenant shall pay to Landlord in accordance with Article 12, Tenant's Proportionate Share of Landlord's Utilities Expense. Landlord may discontinue, without notice to Tenant, any of the utilities or services furnished by Landlord to the Premises and no such discontinuance shall be deemed an actual or constructive eviction. Landlord shall not be liable for failure to furnish utilities or services to the Premises. If Landlord constructs new or additional utility facilities, including without limitation wiring, plumbing, conduits, and mains, resulting from Tenant's changed or increased utility requirements, Tenant shall on demand promptly pay to Landlord the total cost of these items. LANDLORD SHALL PAY FOR COMMON AREA EXTERIOR LIGHTING AND WATER.

         Section 5.14. Rules and Regulations. Tenant and Tenant's Representatives shall observe faithfully and comply strictly with such reasonable rules and regulations as Landlord may from time to time adopt for the Premises. Landlord shall have no duty or obligation to enforce any rule or regulation against any other tenant, and Landlord shall not be liable to Tenant for violation of any rule or regulation by any other tenant, or its agents, employees, officers, independent contractors, customers, invitees, visitors, or licensees.

         Section 5.15. Maintenance Obligations. Tenant at its sole cost shall maintain and repair in Good condition all interior portions of the Premises. Tenant shall be liable for any damage to the building or the Premises resulting from the acts or omissions of Tenant or Tenant's Representatives. Landlord shall at his sole cost maintain the exterior portions of the premises and the portion of the land (and improvements thereon) outside the perimeters of the building. Tenant waives the provisions of California Civil Code Sections 1941 and 1942 with respect to Landlord's obligations for tenantability of the Premises and Tenant's right to make repairs and deduct the expenses of such repairs from rent. If Tenant fails to maintain the Premises as provided above, then Landlord shall have the right but not the obligation to maintain the premises and Tenant shall promptly reimburse Landlord for Landlord's actual cost of such maintenance. LANDLORD SHALL MAINTAIN AND BE RESPONSIBLE FOR THE EXTERIOR OF THE BUILDING INCLUDING STRUCTYURAL ITEMS AND ROOFING.



                              ARTICLE 6: INSURANCE

         Section 6.01. Insurance Arranged by Landlord. Landlord will at its election arrange for any of the following insurance, in such amounts or with such limits as Landlord shall determine in its reasonable discretion:

               (a) Public Liability and Property Damage Insurance. Public liability and property damage insurance and, if Tenant is to sell merchandise or other products derived from the Premises, products liability insurance, insuring against all liability of Tenant, Tenant's Representatives, Landlord, and Landlord's Representatives arising out of or in connection with the Premises;

               (b) Fire and Extended Coverage Insurance. Standard fire and extended coverage insurance on the Real Property, with vandalism and malicious mischief endorsements;

               (c) Plate glass Insurance. Plate glass insurance on the Real Property;

               (d) Earthquake Insurance. Earthquake insurance on the Real Property; and

               (e) Rental Interruption Insurance. Rental interruption insurance insuring that the Adjusted Minimum Monthly rent will be paid to Landlord for a period of up to two years if the Premises are destroyed or rendered inaccessible or unusable by a risk insured against by the policy described in Subsection 6.01(a)(ii).

         Section 6.02. Waiver of Subrogation. Landlord and Tenant release each other, Tenant's Representatives, Landlord's Representatives, and landlord's and Tenant's respective guests, invitees, customers and licensees from all claims for damage, loss or injury to the Premises and the Real Property and to the fixtures, Personal Property, and alterations of either Landlord or Tenant in or on the Premises provided such damage, loss or injury is fully covered by any insurance policies carried by landlord or Tenant and in full force at the time of such damage.


                        ARTICLE 7: DAMAGE OR DESTRUCTION

         Section 7.01.  Partial Damage to Property.

               (a) Tenant shall notify Landlord in writing immediately upon the occurrence of any damage to the Property. If the Property is only partially damaged (i.e., less than fifty percent (50%) of the Property is une\tenantable as a result of such damage or less than fifty percent (50%) of Tenant's operations are materially impaired) and if the proceeds received by Landlord from the insurance policies described in Paragraph 4.04(b) are sufficient to pay for the necessary repairs, this Lease shall remain in effect and Landlord shall repair the damage as soon as reasonably possible. Landlord may elect (but is not required) to repair any damage to Tenant's fixtures, equipment, or improvements.

               (b) If the insurance proceeds received by Landlord are not sufficient to pay the entire cost of repair, or if the cause of the damage is not covered by the insurance policies which Landlord maintains under Paragraph 4.04(b), Landlord may elect either to (i) repair the damage as soon as reasonably possible, in which case this Lease shall remain in full force and effect, or (ii) terminate this Lease as of the date the damage occurred. Landlord shall notify Tenant within thirty (30) days after receipt of notice of the occurrence of the damage whether Landlord elects to repair the damage or terminate the Lease. If Landlord elects to repair the damage, Tenant shall pay Landlord the "deductible amount" (if any) under Landlord's insurance policies and, if the damage was due to an act or omission of Tenant, or Tenant's employees, agents, contractors or invitees, the difference between the actual cost of repair and any insurance proceeds received by Landlord. If Landlord elects to terminate this Lease, Tenant may elect to continue this Lease in full force and effect, in which case Tenant shall repair any damage to the Property and any building in which the Property is located. Tenant shall pay the cost of such repairs, except that upon satisfactory completion of such repairs, Landlord shall deliver to Tenant any insurance proceeds received by Landlord for the damage repaired by Tenant. Tenant shall give Landlord written notice of such election within ten (10) days after receiving Landlord's termination notice.

               (c) If the damage to the Property occurs during the last six (6) months of the Lease Term and such damage will require more than thirty (30) days to repair, either Landlord or Tenant may elect to terminate this Lease as of the date the damage occurred, regardless of the sufficiency of any insurance proceeds. The party electing to terminate this Lease shall give written notification to the other party of such election within thirty (30) days after tenant's notice to Landlord of the occurrence of the damage.

         Section 7.02. Substantial or Total Destruction. If the Property is substantially or totally destroyed by any cause whatsoever (i.e., the damage to the Property is greater than partial damage as described in Section 4.01), and regardless of whether Landlord receives any insurance proceeds, this Lease shall terminate as of the date the destruction occurred. Notwithstanding the preceding sentence, if the property can be rebuilt within six (6) months after the date of destruction, Landlord may elect to rebuild the Property at Landlord's own expense, in which case this Lease shall remain in full force and effect. Landlord shall notify Tenant of such election within thirty (30) days after Tenant's notice of the occurrence of total or substantial destruction. If Landlord so elects, Landlord shall rebuild the Property at Landlord's sole expense, except that if the destruction was caused by an act or omission of Tenant. Tenant shall pay Landlord in advance as construction progresses the difference between the actual cost of rebuilding and any insurance proceeds received by Landlord.

         Section 7.03. Temporary Reduction of Rent. If the Property is destroyed or damaged and Landlord or Tenant repairs or restores the Property pursuant to the provisions of this Article Seven, any rent payable during the period of such damage, repair and/or restoration shall be reduced according to the %___ any, to which Tenant's use of the property is impaired. Except for such possible reduction in Base Rent, insurance premiums and real property taxes, Tenant shall not be entitled to any compensation, reduction, or reimbursement from Landlord as a result of any damage, destruction, repair, or restoration of or to the Property.

         Section 7.04. Waiver. Tenant waives the protection of any statute, code or judicial decision which grants a tenant the right to terminate a lease in the event of the substantial or total destruction of the leased property. Tenant agrees that the provisions of Section 7.02 above shall govern the rights and obligations of Landlord and Tenant in the event of any substantial or total destruction to the Property.


                             ARTICLE 8: CONDEMNATION

         Section 8.01. Definitions. For purposes of this Lease, the following definitions shall apply:

               (a) "Condemnation" shall mean the exercise of any governmental power, whether by legal proceeds or otherwise, by a Condemnor (as defined below) or a voluntary sale or transfer by Landlord to any condemnor, either under threat of condemnation or while legal proceeds for condemnation are pending;

               (b) "Date of Taking" shall mean the date the condemnor has a right to possession of the property being condemned;

               (c) "Award" shall mean all compensation, sums or anything of value awarded, paid, or received on a total or partial Condemnation of the Real property; and

               (d) "Condemnor" shall mean any public or quasi-public authority, or private corporation or individual, having the power of Condemnation.

         Section 8.02. Governed by Lease. If during the Term, or during the period of time between the execution of this Lease and the commencement Date, there is any taking of all or any part of the Real Property or any interest in this Lease by Condemnation, the rights and obligations of Landlord and Tenant shall be determined pursuant to this Article.

         Section 8.03. Total Taking. If the Premises are totally taken by condemnation, this Lease shall terminate on the Date of Taking.

         Section 8.04. Partial Taking. If any portion, but not all, of the Premises is taken by condemnation, this Lease shall remain in effect, except that Tenant may elect to terminate this Lease if the remaining portion of the Premises is rendered unsuitable for Tenant's continued use of the Premises. If Tenant elects to so terminate this Lease, Tenant must exercise its right to terminate by giving notice to Landlord within 30 days after the date that the nature and the extent of the taking have been determined (the "Determination Date"), which notice shall set forth the date of termination. Such termination date shall not be earlier than 30 days nor later than 90 days after Tenant has notified Landlord of its election to terminate; except that this Lease shall terminate on the Date of Taking if the Date of Taking falls on a date before the date of termination as designated by Tenant. If Tenant does not so notify Landlord within 30 days after the Determination Date, all obligations of Tenant under this Lease shall remain in effect, except that Adjusted Minimum Monthly Rent shall be reduced by the ration of (a) the area of the Premises taken to (b) the area of the Premises immediately prior to the Date of Taking.

         Section 8.05. Restoration. Notwithstanding the preceding Section, if, within 30 days after the Determination Date, Landlord notifies Tenant that Landlord at its cost will add to the remaining premises so that the area of the Premises will e substantially the same after the Date of Taking as they were before the Date of Taking, and Landlord commences the restoration promptly and completes it within 150 days after Landlord so notifies Tenant, this lease shall continue in effect. Unless landlord restores the Premises pursuant to the preceding sentence, if there is a partial taking of the Premises and this Lease remains in effect pursuant to the preceding Section. Tenant at its sole cost shall accomplish all necessary restoration to enable Tenant to use the Premises. All obligations of Tenant under this Lease shall remain in effect, except that Adjusted Minimum Monthly Rent shall be abated or reduced during the period from the Date of Taking until the completion of such restoration by the ration of (a) the area of the premises taken to (b) the area of the Premises immediately prior to the Date of Taking.

         Section 8.06. Award. The Award shall belong to and be paid to Landlord, Tenant shall have no right to any part of the Award, and Tenant assigns to Landlord all of Tenant's right, title and interest in and to the Award, except that Tenant shall receive from the Award any sum paid to Tenant from the Condemnor for loss of good will.

         Section 8.07. Temporary Taking. The taking of the Premises or any part of the Premises by military or other public authorities shall constitute a taking of the Premises by condemnation only when the use and occupancy by the taking authority is continued for longer than 180 consecutive days. During the 180-day period, all obligations of Tenant under this Lease shall remain in effect, except that Adjusted Minimum Monthly Rent shall be abated or reduced during such period of taking by the ration of (a) the area of the Premises taken to (b) the area of the Premises immediately prior to the Date of Taking, and landlord shall be entitled to whatever Award may be paid for the use and occupation of the premises for the period involved.

         Section 8.08. Waiver of Statute. Landlord and Tenant waive the provision of California Code of civil procedure Section 1265.130 allowing Landlord or Tenant to petition the superior court to terminate this Lease in the event of a partial taking of the Premises.


                              ARTICLE 9: ASSIGNMENT

         Section 9.01.  Landlord's Consent.

               (a) Tenant shall not assign this Lease or sublet all or any portion of the Premises, by operation of law or otherwise, without (i) obtaining the prior written consent of Landlord, which Landlord shall not unreasonably withhold, and (ii) complying with the provisions of this Article.

               (b) For purposes of this Lease, each of the following events shall be deemed to constitute an assignment of this Lease:

                    (i) any assignment or transfer of this Lease, or any interest in this Lease, voluntarily, involuntarily, by operation of law or otherwise;

                    (ii) any mortgage, hypothecation, pledge, or collateral assignment of this Lease or any interest in this Lease:

                    (iii) any sale, transfer, encumbrance, grant of concessions or licenses, sublease or other disposition of this Lease, any interest in this Lease or all or any portion of the Premises;

                    (iv) any assignment, transfer, disposition, sale, or acquisition of a Controlling Interest in Tenant (as defined below) to or by any person, entity, or group of related persons or affiliated entities, whether in a single transaction or in a series of related or unrelated transactions (for purposes of this Lease "Controlling Interest in Tenant" shall mean 50% or more of the aggregate issued and outstanding equitable interest (whether stock, partnership interests, or otherwise) in Tenant); and

                    (v) any issuance of an interest or interests in Tenant (whether stock, partnership interests, or otherwise) to any person, entity, or group of related persons or affiliated entities, whether in a single transaction or in a series of related or unrelated transactions, which results in such person, entity, or group holding a controlling Interest in Tenant.

               (c) At least 30 days prior to entering into any assignment of this Lease or any sublease of all or any portion of the Premises, Tenant shall submit to Landlord the sum of $250.00 (to cover Landlord's cost of reviewing such proposed assignment or sublease), the form of such proposed assignment or sublease, and a written notice ("Tenant's Notice") setting forth in reasonable detail (i) the name and address of the proposed sublease or assignee, (ii) the terms and conditions of the proposed assignment or sublease, including without limitation the proposed commencement date of the sublease or the effective date of the assignment, which shall be at least 30 days after Tenant's Notice is given, (iii) the nature and character of the business of the proposed sublease or assignee, and (iv) current banking, financial, and other credit information relating to the proposed sublease or assignee, in reasonably sufficient detail, to enable Landlord to determine the proposed sublessee's or assignee's financial responsibility.

               (d) Within 15 days after Landlord's receipt of the sum of $250.00, Tenant's Notice and the form of assignment or sublease, Landlord shall notify Tenant whether Landlord has consented to the proposed assignment or sublease. Any consent granted by Landlord in any instance shall not constitute a consent with respect to any other instance or request. If Landlord consents to any proposed assignment or sublease and Tenant fails to consummate such assignment or sublease within 75 days after such consent, then such consent shall be deemed withdrawn and Tenant shall be required again to comply with this Article before assignment this Lease or subletting all or any portion of the Premises.

               (e) Landlord shall not have unreasonably withheld its consent with respect to any sublease or assignment if Landlord shall not have received the sum of $250.00, the form of such proposed assignment or sublease, or Tenant's Notice as provided above, or if (i) the nature and character of the proposed sublessee or assignee and the proposed use and occupancy of the premises by the proposed sublessee or assignee is not in keeping with the dignity and character of the Building and the surrounding area, (ii) the proposed sublease or assignment will result in the diminution of the value or marketability of the Premises, or (iii) upon review of the information furnished in Tenant" Notice, Landlord is not satisfied that the proposed sublessee or assignee is creditworthy.

         Section 9.02. Subtenant Attornment. Any sublease of all or any portion of the Premises must contain the following provisions, which provisions whether contained in such sublease or not, shall apply to such sublease:

               (a) Such sublease shall be subject and subordinate to all of the provisions of this Lease;

               (b) At Landlord's option, in the event of cancellation or termination of this Lease for any reason or the surrender of this Lease, whether voluntarily, involuntarily, or by operation of law, prior to the expiration of such sublease, the subtenant shall make full and complete attornment to Landlord for the balance of the term of such sublease. The attornment shall be evidenced by an agreement in form and substance satisfactory to Landlord which the subtenant shall execute and deliver to Landlord within five days after request by Landlord; and

               (c) No sublessee shall be permitted to further sublet all or any portion of the subleased space without Landlord's prior written consent.

         Section 9.03. Tenant and Assignee or Sublessee Fully Liable. No assignment of this Lease nor any sublease of all or any portion of the Premises shall release or discharge Tenant from any liability, whether past, present, or future, under this Lease and Tenant shall continue to remain primarily liable under this Lease. The assignee of any assignment of this Lease, and the sublessee of any sublease of all or any portion of the Premises, shall execute, acknowledge, and deliver to Landlord an agreement satisfactory to Landlord in which the assignee or sublessee assumes and agrees to be bound by all of the provisions of this Lease.

         Section 9.04. Assignment of Rents. Tenant irrevocably assigns to Landlord, as security for Tenant's obligations under this Lease, all rent from any subletting of all or any portion of the Premises, and Landlord, as assignee and as special attorney-in-fact for Tenant, or a receiver for Tenant appointed on Landlord's application, may collect such rent and apply it toward Tenant's obligations under this Lease; except that, unless Tenant defaults under this Lease, Tenant shall have the right to collect such rent.


                        ARTICLE 10: DEFAULT AND REMEDIES

         Section 10.1. Default. The occurrence of any of the following shall constitute a material default and breach of this Lease by Tenant:

               (a)  the vacating or abandoning of the Premises by Tenant;

               (b) the failure by Tenant to make any payment of adjusted Minimum Monthly Rent, additional rent, prepaid rent, any security deposit, Personal Property Taxes, Late Charge (as defined in Section 10.03), utilities, or any other sums payable by Tenant to Landlord under this Lease (individually and collectively, "Rental") as and when due, where such failure shall continue for a period of three days after written notice of such failure from Landlord to Tenant. In the event that Landlord serves Tenant with a Notice to Pay Rent or Quite pursuant to applicable unlawful detainer statutes, such Notice to Pay Rent or Quit shall also constitute the notice of such failure;

               (c) the failure by Tenant to observe or perform any of the provisions of this Lease to be observed or performed by Tenant, other than described in the preceding subsection, where such failure shall continue for a period of 10 days after written notice of such failure from Landlord to Tenant; provided, however, that if the nature of Tenant's default is such that more than 10 days are required for its cure, then Tenant shall not be deemed to be in default if Tenant commenced such cure within such 10-day period and thereafter diligently prosecutes such cure to completion within 30 days after Landlord's written notice; or

               (d) the making by Tenant of any general arrangement or assignment for the benefit of creditors; Tenant's becoming bankrupt, insolvent or a "debtor" as defined in _______ U.S. C. Section 101, or any successor statute (unless, in the case of a petition filed against Tenant, such petition is dismissed within 30 days after its original filing); the institution of proceedings under the bankruptcy or similar laws in which Tenant is the debtor or bankrupt; the appointing of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease (unless possession is restored to Tenant within 30 days after such attachment, execution or judicial seizure); or, if Tenant is a partnership or consists of more than one person or entity, any partners of the partnership or any such other person or entity becoming bankrupt or insolvent or making a general arrangement to assignment for the benefit of creditors.

         Section 10.02. Landlord's Remedies. Landlord shall have the following remedies if Tenant commits a default or breach under this Lease; these remedies are not exclusive, but are cumulative in addition to any remedies provided elsewhere in this Lease, or now or later allowed by law.

               (a) Continuation of Lease. No act by Landlord (including without limitation the acts set forth in the succeeding sentence) shall terminate Tenant's right to possession unless Landlord notifies Tenant in writing that Landlord elects to terminate Tenant's right to possession. As long as Landlord does not terminate Tenant's right to possession, Landlord may (I) continue this Lease in effect, (ii) continue to collect Rental when due and enforce all the other provisions of this Lease, (iii) enter the Premises and relet them, or any part of them, to third parties for Tenant's account, for a period shorter or longer than the remaining term of this Lease, and (iv) have a receiver appointed to collect Rental and conduct Tenant's business. Tenant shall immediately pay to Landlord all costs Landlord incurs in such reletting, including, without limitation, brokers' commissions, attorneys' fees, advertising costs and expenses of remodeling the Premises for such reletting.

               (b) Rent from Reletting. If Landlord elects to relet all or any portion of the Premises as permitted by Subsection 10.02(a), rent that Landlord receives from such reletting shall be applied to the payment of, in the following order and priority, (i) any indebtedness from Tenant to Landlord other than Adjusted Minimum Monthly Rent due from Tenant, (ii) all costs incurred by Landlord in such reletting, and (iii) adjusted Minimum Monthly Rent due and unpaid under this Lease. After applying such payments as referred to above, any sum remaining from the rent Landlord receives from such reletting shall be held by Landlord and applied in payment of future Adjusted Minimum Monthly Rent as it becomes due under this Lease. In no event shall Tenant be entitled to any excess rent received by Landlord.

               (c) Termination of Tenant's Right to Possession. Landlord may terminate Tenants right to possession of the Premises at any time, by notifying Tenant in writing that Landlord elects to terminate Tenant's right to possession. On Termination of this Lease, Landlord has the right to recover from Tenant (i) the work at the time of the award of the unpaid Adjusted Minimum Monthly Rent which had been earned at the time of such termination, (ii) the work at the time of the award of the amount by which the unpaid Adjusted Minimum Monthly Rent which would have been earned after such termination until the time of the award exceed the amount of such loss of Adjusted Minimum Monthly Rent that Tenant proves could have been reasonably avoided, (iii) the worth at the time of the award of the amount by which the unpaid Adjusted Minimum Monthly Rent for the balance of the Term after the time of award (had there been no such termination) exceeds the amount of such loss of Adjusted Minimum Monthly Rent that Tenant proves could be reasonably avoided, and (iv) any other amount necessary to compensate Landlord for all detriment proximately caused by Tenant's failure to perform Tenant's obligations under this Lease or in the ordinary course of things would be likely to result therefrom. The "worth at the tine of the award" of the amounts referred to in Subsections 10.02( c)( i) and 10.02( c) (ii) is to be computed by allowing interest at the rate equal to 10% per annum, but in no event greater than the maximum rate permitted by applicable law. The "worth at the time of award" of the amount referred to in Subsection 10.02( c)(iii) is to be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent.

         (d) Landlord's Right to Cure Default. Landlord, at any time after Tenant commits a default or breach under this Lease, may cure such default or breach at Tenant's sole cost. If Landlord at any time, by reason of Tenant's default or breach, pays any sum or does any act that requires the payment of any sum, such sum shall be due immediately from Tenant to Landlord at the time such sum is paid, and shall be deemed additional rent under this Lease.

         Section 10.03. Interest and Late Charges. Rental not paid when due shall bear interest from the date due at a rate equal to 10% per annum, but in no event greater than the maximum rate permitted by applicable law. Late payment by Tenant to Landlord of Rental will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which would be impracticable or extremely difficult to fix. Such costs include, without limitation, processing, collection and accounting charges, and late charges that may be imposed on Landlord by the terms of any Mortgage. Therefore, if any Rental is not received by landlord within five days of its due date, then, without any requirement for notice to Tenant, Tenant shall pay to Landlord an additional sum of 10% of such overdue amount as a late charge (the "Late Charge"). Landlord and Tenant agree that the Late Charge represents a fair and reasonable estimate of the costs that Landlord will incur by reason of any late payment by Tenant, and therefore this
Section is reasonable under the circumstances existing at the time this Lease is made. Acceptance of the Late Charge by Landlord shall not constitute a waiver of Tenant's default with respect to such overdue amount, nor prevent Landlord from exercising any of the other rights and remedies available to Landlord under this Lease.

         Section 10.04. Quarterly Payments. In the event that a Late Charge is payable under this Lease, whether or not collected, for two installments of Adjusted Minimum Monthly Rent or other Rental due under this Lease, during any one calendar year during the Term, then Adjusted Minimum Monthly Rent, and Tenant's Monthly Payments (as defined in Section 12.02), shall automatically become due and payable quarterly in advance, rather than monthly. All monies paid to Landlord under this Section may be commingled with other monies of Landlord and shall not bear interest. In the event of a default in any obligation of Tenant under this Lease, any balance remaining from funds paid to Landlord under the provisions of this Section may, at the option of Landlord, be applied to the payment of any monetary default of Tenant in lieu of being applied to the payment of Personal Property Taxes, Real Property Taxes and insurance premiums.

         Section 10.05. Waiver. No delay or omission in the exercise of any right or remedy of Landlord in the event of any default by Tenant shall impair such right or remedy or be construed as a waiver. The receipt and acceptance by Landlord of delinquent Rental shall not constitute a waiver of any default other than the particular rental payment accepted. Landlord's receipt and acceptance from Tenant, on any date (the "Receipt Date"), of an amount less than Rental due on such Receipt Date, or to become due (pursuant to Section 3.03, 12.02 or 12.03) at a later date but applicable to a period prior to such Receipt Date, shall not release Tenant of its obligation (a) to pay the full amount of such Rental due on such Receipt Date or (b) to pay when due the full amount of such Rental to become due at a later date but applicable to a period prior to such Receipt Date. No act or conduct of landlord, including without limitation, the acceptance of the keys to the Premises, shall constitute an acceptance by Landlord of the surrender of the Premises by Tenant before the Expiration Date. Only a written notice from Landlord to Tenant stating Landlord's election to terminate Tenant's right to possession of the Premises shall constitute acceptance of the surrender of the Premises and accomplish a termination of this Lease. Landlord's consent to or approval of any act by Tenant requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent to or approval of any other or subsequent act by Tenant. Any waiver by Landlord of any default must be in writing and shall not be a waiver of any other default concerning the same or any other provision of this Lease.

               ARTICLE 11: SUBORDINATION, ATTORNMENT AND ESTOPPEL

               Section 11.01. Subordination. This lease and Tenant's rights under this Lease are subject and subordinate to any Mortgage, ground lease, or underlying lease, and to all renewals, modifications, consolidations, replacements, or extensions thereof, now or hereafter affecting the Premises. The provisions of this Section shall be self-operative, and no further instrument of subordination shall be required. In confirmation of such subordination, however, Tenant shall promptly execute and deliver any instruments that Landlord, the holder of any Mortgage, or the lessor of any ground or underlying lease may request to evidence such subordination. If Tenant fails to execute and deliver any such instruments, Tenant irrevocably constitutes and appoints Landlord as Tenant's special attorney-in-fact to execute and deliver such instruments.

         Section 11.02. Attornment. If the holder of any Mortgage, or the lessor of any ground or underlying lease affecting the Premises, shall hereafter succeed to the rights of Landlord under this Lease, Tenant shall attorn to and recognize such successor as Tenant's landlord under this Lease, and shall promptly execute and deliver any instruments that may be necessary to evidence such attornment, and Tenant hereby irrevocably appoints Landlord as Tenant's special attorney-in-fact to execute and deliver such instruments on behalf of Tenant should Tenant refuse or fail to do so. Upon such attornment, this Lease shall continue in effect as a direct lease between such successor landlord and Tenant upon and subject to all of the provisions of this Lease.

         Section 11.03. Estoppel Certificates. Landlord and Tenant, within 10 days after notice from the other, shall execute and deliver to the other, in recordable form, a certificate stating that this Lease is unmodified and in effect, or in effect as modified, and stating all modifications. Such certificate shall state also the amount of Adjusted Minimum Monthly Rent, the dates to which Adjusted Minimum Monthly Rent has been paid in advance, and the amount of any security deposit, prepaid rent or other payment constituting Rental which has been paid. Failure to deliver such certificate within such 10-day period shall be conclusive upon the party failing to deliver such certificate for the benefit of the party requesting such certificate, and any successor in interest to the party requesting such certificate, that this Lease is in effect and has not been modified except as may be represented by the party requesting such certificate. If Landlord or Tenant fails to deliver such certificate within such 10-day period, then the party failing to deliver such certificate irrevocably constitutes and appoints the other party as its special attorney-in-fact to execute and deliver such certificate to any third party.

            ARTICLE 12: OPERATING EXPENSES (deleted in its entirety).

                       ARTICLE 13: SUBJECT TO MASTER LEASE

         Section 13.01. Master Lease and Sublease. This Lease is a sublease under and shall be subject and subordinate to (i) a Master Lease (the "Master Lease") dated October 18, 1983 between the County of San Diego, as lessor, and HELF Properties, Inc., a California corporation, as Lessee, which Master Lease is also known as County of San Diego Contract No. 7051 R, and (ii) a Sublease dated January 1, 1984 between HELF Properties, Inc., a California corporation, as sublessor, and HELF Investments, as sublessee.

         Section 13.02. Definitions. For purposes of Sections 13.03 through
13.06 only, the following definitions shall apply:

         (a)   "Sublease" shall mean this Lease;
         (b)   "Sublessee" shall mean Tenant;
         (c)   "Sublessor" shall mean Landlord;
         (d)   "Subleased Premises" shall mean the Premises;
         (e)   "County" shall mean the County of San Diego; and
         (f) all other undefined capitalized terms shall have the meanings assigned to them in the Master Lease.

         Section 13.03. Indemnification. Sublessee shall indemnify and save harmless County of San Diego, its officers, agents, and employees from and against any and all claims, demands, liabilities, or loss of any kind or nature which the County, its officers, agents, or employees may sustain or incur, or which may be imposed upon them or any of them for injury to, or death of, persons or damage to property, as a result of, arising out of, or in any manner connected with this Sublease or with occupancy and use of the Subleased Premises by Sublessee, its officers, agents, employees, licensees, patrons, or visitors. Sublessee agrees to pay any and all costs and expenses, including but not limited to, court costs and reasonable attorney's fees incurred by County of any such claims, demands, or liabilities.

         Section 13.04. Insurance. Sublessee agrees to provide County with a Certificate of Public Liability in an amount satisfactory to the Lease Administrator, but in no event less than:

         (a) $500,000 bodily injury each person,
         (b) $1,000,000 bodily injury each occurrence, and
         (c) $100,000 property damage
         OR $1,000,000 combined single limit in lieu of above,
         (d) Worker's compensation to statutory limits.

         Section 13.05. Provisions Constituting Sublease. The Sublease is subject to all of the terms and conditions of the Master Lease including Gillespie Field Development Standards and Performance Standards. Sublessee shall assume and perform the obligations of Sublessor and Lessee in said Master Lease, to the extent said terms and conditions are applicable to the premises subleased pursuant to this Sublease. Sublessee shall not commit or permit to be committed on the Premises any act or omission which shall violate any term or condition of the Master Lease. In the event of the termination of Sublessor's interest as lessee under the Master Lease for any reason, then this Sublease shall terminate coincidently therewith without any liability of Sublessor and County to Sublessee.

         Section 13.06.  Federal Aviation Administration Requirements.

               (a) Sublessee for itself, its personal representatives, successors in interest, and assigns, as a part of the consideration hereof, does hereby covenant and agree that (i) no person on the grounds of race, color, or national origin shall be excluded from participation, denied the benefits of, or be otherwise subjected to discrimination in the use of said facilities; (ii) that in the construction of any improvements on, over, or under such land, and the furnishing of services thereon, no person on the grounds of race, color, or national origin shall be excluded from participation in, denied the benefits of, or otherwise be subjected to discrimination; and (iii) that Sublessee shall use the premises in compliance with all other requirements imposed by or pursuant to Title 49, Code of Federal Regulations, Department of Transportation, Subtitle A, Office of the Secretary, Part 21, Nondiscrimination in Federally-assisted programs of the Department of Transportation-Effectuation of Title VI of the Civil Rights Act o 1964, and as said Regulations may be amended.

               (b) That in the event of breach of any of the above nondiscrimination covenants, County shall have the right to terminate the Lease and to reenter and repossess said land and the facilities thereon, and hold the same as if said lease had never been made or issued.

               (c) Sublessee shall furnish its accommodations and/or services on a fair, equal and not unjustly discriminatory basis to all users thereof and it shall charge fair, reasonable and not unjustly discriminatory prices for each unit or service; PROVIDED, THAT Sublessee may be allowed to make reasonable and nondiscriminatory discounts, rebates or other similar type of price reductions to volume purchasers.

               (d) Non-compliance with Provision (c) above shall constitute a material breach thereof and in the event of such non-compliance County shall have the right to terminate this Lease and the estate hereby created without liability therefore or at the election of County or the United States either or both said Governments shall have the right to judicially enforce Provisions (a),
(b) and (c).

               (e) Sublessee assures that it will undertake an affirmative action program as required by 14 CFR, Part 152, Subpart E, to insure that no person on the grounds of race, creed, color, national origin, or sex be excluded from participating in any employment activities covered in 14 CFR Part 152, Subpart E. Sublessee assures that no person shall be excluded on these grounds from participating in or receiving the services or benefits of any program or activity covered by this subpart. Sublessee assures that they similarly will undertake affirmative action programs and that they will require assurances from their suborganizations, as required by 14 CFT Part 152, Subpart E, to the same effect.

                            ATICLE 14: MISCELLANEOUS

         Section 14.01. Notices. Any notice, demand, request, consent, approval, or communication that either Landlord or Tenant desires or is required under this Lease to give to the other or any other person shall be in writing and either served personally or sent by certified repaid, first class U.S. mail addressed to the other at its address as follows:

         Landlord:         HELF Investments
                           7917 Ivanhoe Avenue
                           Suite 200
                           La Jolla, CA 92038

         Tenant:           Exhibit Concepts Inc.
                           1919 Friendship Drive
                           El Cajon, CA 92020

Either Landlord or Tenant may change its address by notifying the other of the change of its address in writing pursuant to this Section. Notice, if mailed as provided in this Section shall be deemed given 48 hours after the time of such mailing.

         Section 14.02. Quitclaim Deed. Tenant shall execute and deliver to Landlord on the Expiration Date or earlier termination of this Lease, promptly on Landlord's request, a quitclaim deed to the Premises, in recordable form, designating Landlord as transferee.

         Section 14.03 Sale or Transfer of Premises. If Landlord sells or transfers any portion of the Premises, Landlord, on consummation of the sale or transfer, shall be released from any liability thereafter accruing under this Lease. If any security deposit or prepaid rent has been paid by Tenant, Landlord may transfer the security deposit and/or prepaid rent to Landlord's successor-in-interest and on such transfer Landlord shall be discharged from any further liability in reference to the security deposit or prepaid rent.

         Section 14.04  Attorney's Fees.  Deleted in its entirety.

         Section 14.05 No Merger. The voluntary or other surrender of this Lease by Tenant, or a mutual cancellation of this Lease, or a termination by Landlord, shall not work a merger, and shall, at the option of Landlord, terminate any existing subleases or may, at the option of Landlord, operate as an assignment to Landlord of any such subleases.

         Section 14.06 Time of Essence. Time and strict and punctual performance are of the essence with respect to each provision of this Lease.

         Section 14.07 Successors in Interest. Subject to Article 9, this Lease shall be binding on and inure to the benefit of Landlord and Tenant and their successors in interest.

         Section 14.08 Easements. Landlord reserves to itself the right, from time to time, to grant such easements, rights and dedications that Landlord deems necessary or desirable, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with the use of the Premises by Tenant. Tenant shall sign any documents or instruments to accomplish the foregoing upon request of Landlord, and failure to do so shall constitute a material breach of this Lease. Tenant irrevocably appoints Landlord as Tenant's special attorney-in-fact to execute and deliver such documents or instruments on behalf of Tenant should Tenant refuse or fail to do so.

         Section 14.09. Governing Law. This Lease shall be interpreted in accordance with the laws of the State of California.

         Section 14.10. Integration. This Lease contains all the agreements between Landlord and Tenant relative to this Lease and cannot be amended or modified except by a written document executed by Landlord and Tenant.

         Section 14.11 Provisions Are Covenants and Conditions. All provisions, whether covenants or conditions, to be performed or observed by tenant shall be deemed to be both covenants and conditions.

         Section 14.12 Person and Gender. Whenever the singular number is used in this Lease, the same shall include, when appropriate, the plural; and each gender shall include, when appropriate, any other genders; and the word "person" shall include, when appropriate, in addition to a natural person, a corporation, firm, partnership, joint venture, trust, estate or other entity.

         Section 14.13 Severability. If any provision of this Lease is held by a court to be unenforceable or invalid for any reason, the remaining provisions of this Lease shall be unaffected by such holding.

         Section 14.14 Headings and Exhibits. The article, section and subsection headings of this Lease shall have no affect to its interpretation. Any exhibits referred to in this Lease are incorporated in it by reference.

         Section 14.15 Joint and Several Obligations. If more than one person is Landlord or Tenant, the obligations imposed on that party shall be joint and several.

         Section 14.16 Payments in United States Currency. All payments to be made by Tenant to Landlord under this Lease shall be in United States currency.

         Section 14.17 Brokers. Tenant represents that, except as disclosed in writing to Landlord, no real estate broker, agent, finder, or other person is responsible for bringing about or negotiating this Lease and that Tenant has not dealt with any real estate broker, agent, finder, or other person, with respect to this Lease in any manner. Tenant shall indemnify and defend Landlord against all liability, costs, expenses and charges (including without limitation attorneys' fees and disbursements) arising from any claims that may be made against Landlord by any real estate broker, agent, finder, or other person, alleging to have acted on behalf of or to have dealt with Tenant. Tenant has used no broker to negotiate this and Landlord shall indemnify tenant against all claims that may arise against Tenant in this regard.

                                          HELF INVESTMENTS

                                          By: /s/                       5/7/92

                                          EXHIBIT CONCEPTS, INC.

                                          By: /s/ Michel D'Angelo,     4/30/92
                                              Its President

                                          By: /s/ Michael A. Bartley   4/30/92
                                               Its Vice President

                                   ADDENDUM I
                                      RENT

Tenant shall have early occupancy upon execution of this lease. During early occupancy tenant to have no rent expenses for the premises except that tenant will be responsible for all utilities.

The beginning monthly rent shall be based on $.46 per square feet on the total premises of 33,638 per square foot which relates as $15,473.48 per month. However, tenant is granted beginning 6/1/97 the following rental abatements:

         A.    6/1/92 thru 7/31/92 FREE            Rent Due NONE
         B.    8/1/92 thru 8/30/92 $8,009.06       Rent Due  $ 7,464.42
         C.    9/1/92 thru 5/30/93 $  545.10       Rent Due  $14,928.38

There is a cost of living adjustment that goes into effect 4/1/93 which will increase the rental as stated above for the months of April 1993 and May 1993 as provided by Section 3.03 of this lease.

                   EXHIBIT A - Floorplans not included herein


                                    EXHIBIT B
                              1919 FRIENDSHIP DRIVE

                                    EXHIBIT C
                                 OPITON TO RENEW

Provided Tenant has not been in default of any terms and conditions of this lease, Landlord hereby grants Tenant the option to extend this lease as follows:

         1. All the terms and conditions of the existing lease shall apply to this option with the exception of the rent and term of lease, which shall be amended as set forth in this option.

         2. The extension shall be for a period of five years, commencing June 1, 1997.

         3. The rent on the commencement date shall be the then existing market rent in buildings comparable to leased premises.

         4. Tenant must notify Landlord, or his agent, in writing 90 days prior to expiration of lease of his intention to exercise this option. Failure to notify Landlord in writing shall invalidate this option.

         5. It this option is granted for a period of more than one year, the rent for subsequent years shall be increased as per the Cost of Living formula set forth in the lease.

                                    EXHIBIT D
                             RIGHT OF FIRST REFUSAL

Tenant shall have first Right of Refusal on any space within the building known as 1919 Friendship Drive that is not currently leased to tenant during the original term of this lease if space becomes available.

Tenant shall have 72 hours to exercise his Right of Refusal after receiving written notice from Landlord or Landlord's agent that they have received an offer to lease said available premises.

If tenant does not promptly notify Landlord within 72 hours after receiving the notice of his intent to lease said premises then Landlord may without further notice lease to any prospective tenant making such offer and thereafter this first Right of Refusal shall be null and void.

If Tenant should lease additional space in the building during the first year of this lease, the rental rate shall be the same cost per foot as tenant is then currently paying.

/s/  Landlord                                      /s/ Michel D'angelo, Tenant
5/7/92                                             5/7/92

                                    EXHIBIT E

Arbitration

         In the event of any dispute hereunder between the parties hereto, or in the event any dispute is anticipated s to which either party desires to obtain declaratory relief, the same shall be submitted to binding arbitration, upon the application of either party, in accordance herewith. The party desiring to initiate such arbitration shall do so by written notice to the other setting forth the dispute and naming one arbitrator. The other party, within ten (10) days after receipt of the notice, shall name a second arbitrator and advise the initiating party thereof in writing. The two arbitrators so named shall meet promptly and seek to reach a conclusion as to the matter to be determined, and their decision, rendered in writing and delivered to the parties hereto, shall be final and binding on the parties. If the arbitrators fail to reach a decision within twenty (20) days after the appointment of the second arbitrator, they shall name a third arbitrator within the succeeding period of five (5) days. The three arbitrators thereafter shall meet promptly for consideration of the matter to be determined and the decision of any two of the arbitrators rendered in writing and delivered to the parties hereto shall be final and binding on the parties.

         In the event that the party not initiating the arbitration proceeding fails to appoint a second arbitrator within the prescribed time, and/or I the event that any two arbitrators are unable to agree upon the appointment of a third arbitrator within the prescribed time, the Superior Court of San Diego County, California, upon request of any arbitrator theretofore appointed, may appoint the second and/or third arbitrator, as the case may be, and the arbitrators as a group shall have the same power and authority to render a final and binding decision as where the appointments are made pursuant to the provisions of Paragraph 27.1 above. The prevailing party in any arbitration shall be entitled to recover from the losing party its reasonable expenses, attorneys' fees, and costs incurred in connection therewith. (The "prevailing party" means the party determined by the arbitrator to have most nearly prevailed, not necessarily the one in whose favor a judgment is rendered.) All arbitrators shall be practicing real estate attorneys with expertise in commercial real property issues and shall not be currently representing, and shall not have, within the preceding ten (10) years represented, either party thereto. At the time of the arbitration, the parties shall agree upon the rules governing the arbitration. If the parties cannot agree, the arbitrators shall choose the rules that shall govern the arbitration.

Professional Fees. If either party becomes involved in litigation or arbitration raising out of this Agreement or the performance thereof, the court in such litigation or arbitrator in such arbitration shall award legal expenses (including, but not limited to attorneys' fees) to the prevailing party. The award for legal expense shall not be computed in accordance with any court schedule, but shall be as necessary to reimburse fully.

/s/  Landlord                            /s/ Michel D'angelo, Tenant
5/7/92                                   5/7/92


                                    EXHIBIT F
                              CONDITION OF PREMISES

The Landlord shall at Landlord's expense do the following items after execution of this lease:

1.  HVAC units to be serviced and brought up to good working condition.
2.  The offices shall be cleaned, vacuumed and in habitable condition.
3.  The sink in the downstairs women's bath shall be secured.
4.  The water damage in "sold out" room shall be repaired.
5.  All damaged ceiling tiles in office shall be replaced.
6.  Large plate glass window that is broken shall be replaced
7.  Bathroom plumbing and fixtures shall be repaired as necessary.
    Currently there is a sewer gas backup in the building. Landlord shall see that systems are in good working and safe condition.
8.  Skylight leaks shall be repaired.
9.  Exterior windows shall be cleaned.
10. Front wall shall be sealed to prevent reoccurrence of water seepage damage.
11. Front entry door shall be repaired.


/s/  Landlord                                      /s/ Michel D'angelo, Tenant
5/7/92                                             5/7/92

                                    EXHIBIT G

1. Tenant has represented to the Landlord that he is negotiating to sell interest in his business to another firm located in the Eastern United States that is in a similar business.

     If this sale is consummated at any time during this lease, prior to completion of the sale the new owner or its assignee corporation will agree to assume full responsibility for the lease and agrees to execute an assumption agreement.

     Upon compliance with the foregoing, the provisions of section 9.01 shall be deemed fulfilled.

2. Upon execution of this lease Tenant has accepted the property in the "as is" condition with the exception of those items listed on Exhibit F. Currently Tenant occupies the premises located at 1800, 1810 and 1820 John Towers. Tenant has the right to occupy that location rent free until July 30, 1992. For any period beyond July 30th that Tenant occupies the John Towers locations, rent shall be paid at the rate of .46 per foot for whatever portion is being used (to be prorated on a 30 day month).



/s/  Landlord                                      /s/ Michel D'angelo, Tenant
5/7/92                                             5/7/92

                                 LEASE ADDENDUM

This Lease Addendum by and between Helf Investments, a California partnership (Landlord), and Sparks Exhibits Limited, successor to Exhibit Concepts Inc., (Tenant) to that certain lease entered into the 29th day of April, 1992 between the two parties for premises located at 1919 Friendship Drive, El Cajon, California.

1. As of January 11, 1995, landlord hereby leases to Tenant the contiguous premises, consisting of approximately 13,104 square foot and ending simultaneously with the above described lease on May 31, 1997.
2. The beginning rental shall be $4,717.44 per month payable on or before the first day of each month during the described term of the Lease. All rental cost of living adjustments shall be governed by the above referenced lease, as specifically described in Section 3.01, 3.02, 3.03 and 3.04 of said Lease and shall take place simultaneously with that Lease.
3. A Security Deposit of $4,717.44 shall be deposited with Landlord as a Security Deposit for the performance by Tenant of its obligations as described in Section 3.05 under the above referenced Lease.
4. The premises covered in this Lease addendum is leased to Tenant on a Gross basis whereby the Landlord is responsible for property taxes, common area charges and building insurance. Tenant is responsible for all utilities and all repairs and maintenance within the premises.
5. These premises are leased to Tenant in their "as-is" condition. Landlord grants Tenant the right to create an opening in the wall separating Tenant's two demised premises. All costs and expenses associated with opening the wall and the replacement and repairing necessary to close the opening at the end of this lease shall be borne solely by Tenant.
6. All other terms and conditions as set forth in the above referenced lease dated April 29, 1992 shall remain in full force and effect, and apply as well to this Addendum




HELF INVESTMENTS                                  SPARKS EXHIBITS LIMITED

/s/ Frank M. Goldberg                             /s/ Michael Tomkin
General Partner                                   President

                                 LEASE ADDENDUM

 The Lease Addendum by and between Helf Investments, a California partnership (Landlord) and Sparks Exhibits Ltd., successor to exhibit concepts Inc. (Tenant), to that certain lease entered into the 29th day of April 1992 between the two parties for the premises consisting of approximately 46,742 square feet located at 1919 Friendship Drive, El Cajon, CA and that Lease Addendum by and between the two parties as of January 13, 1995.

 Although the Tenant currently has an option to extend this lease for an additional five year term according to the above referenced to lease, Tenant is requesting of Landlord to cancel the five year option to extend and substitute in its stead a two year option to extend the term of the lease.

 Landlord hereby grants to Tenant an option to extend their existing lease for an additional two year term on the following terms and conditions

 1. The expiration of the oniginal lease is May 31, 1997. This two year extension extends the lease term to May 31, 1999.
 2. the five year option to extend the lease term as represented in the original lease is hereby voided and of no further use or effect.
 3. the rent on the commencement date (June 1, 1997) of this two year extension shall be at the existing market rent in comparable buildings to the leased premises on a gross rental basis.
 4. For this two year extension to be valid, Tenant must execute this Lease addendum and return it to Landlord prior to October 10, 1996.
 5. All other terms and conditions of the existing lease and the first lease addendum as referred to above, shall remain M' full force and effect during this entire two year extension and any holdover thereafter including but not limited to a cost of living increase as provided for in the original lease occurring every April 1st on an annual basis.


 LANDLORD                                TENANT
 HELF INVESTMENT                         SPARKS EXHIBITS, LTD

 /s/ Frank M. Goldberg                   /s/ Robert B. Ginsburg
 General Partner                         Chief Executive Officer

 10/15/96                                10/9/96

                          STANDARD INDUSTRIAL SUBLEASE

1. Parties. This Sublease, dated, for reference purposes, only, November 21, 1996 is made by and between Orepac Holding Company, an Oregon Corporation (herein called "Sublessor") and Sparks Exhibits Ltd., a California Corporation (herein called "Sublessee"),

2. Premises. Sublessor hereby subleases to Sublessee and Sublessee hereby subleases from Sublessor for the term, at the rental, and upon all of the conditions set forth herein, that certain real property situated in the County of San Diego, State of California, commonly known as 8737 Olive Lane, Santee and described as approximately 30,000 square feet of warehouse, plus the attached outside yard of approximately 40,000 square feet.

3. Term.
       3.1 Term. The term of this Sublease shall be for twenty nine (29) months and twenty two days commencing on December 16, 1996 and ending on May 31, 1999 unless sooner terminated pursuant to any provision hereof.
       3.2 Delay in Commencement. Notwithstanding said commencement dale, if for any reason Sublessor cannot deliver possession of the Premises to Sublessee on said date, Sublessor shall not be subject to any liability therefore, nor shall such failure affect the validity of this Sublease or the obligations of Sublessee hereunder or extend the term hereof, but in such case, Sublessee shall not be obligated to pay rent until possession of the Premises is tendered to Sublessee; provided, however, that if Sublessor shall not have delivered possession of the premises within sixty (60) days from said commencement date, Sublessee may, at Sublessee's option, by notice in writing to Sublessor within ten (10) days thereafter, cancel this Sublease, in which event the parties shall be discharged from all obligations thereunder. If Sublessee occupies the Premises prior to said commencement date, such occupancy shall be subject to all provisions hereof, such occupancy shall not advance the termination date and Sublessee shall pay rent for such period at the initial monthly rates set forth below.

4. Rent. Sublessee shall pay to Sublessor as rent for the Premises equal monthly payments of $10,500.00, in advance, on the first day of each month of the term hereof. Sublessee shall pay Sublessor upon the execution hereof $10,500.00 as rent for December 16, 1996 through January 31, 1997. No additional common area, operating expense or other rental shall be payable by Sublessee. Rent for any period during the term hereof which is less than one month shall be a protata portion of the monthly installment. Rent shall be payable in lawful money of the United States to Sublessor at the address stated herein or to such other persons or at such other places as Sublessor may designate in writing.

5. Security Deposit. Sublessee shall deposit with Sublessor upon execution hereof $10,500.00 as security for Sublessee's faithful performance of Sublessees obligations hereunder. If Sublessee fails to pay rent or other charges due hereunder, or otherwise defaults with respect to any provision of this Sublease, Sublessor may use, apply or retain all or any portion of said deposit for the payment of any rent or other charge in default with respect to any provision of this Sublease. Sublessor may use, apply or retain any portion of said deposit for the payment of any rent or other charge in default or for the payment of any other sum to which Sublessor may become obligated by reason of Sublessees default, or to compensate Sublessor for any loss or damage which Sublessor may suffer thereby. If Sublessor so uses or applies all or any portion of said deposit, Sublessee shall within ten (10) days after written demand therefore deposit cash with Sublessor in an amount sufficient to restore said deposit to the full amount hereinabove stated and Sublessees failure to do so shall be a material breach of this Sublease. Sublessor shall not be required to keep said deposit separate from its general accounts. If Sublessee performs all of Sublessees obligations hereunder said deposit, or so much thereof as has not theretofore been applied by Sublessor, shall be returned, without payment of interest or other increment for its use to Sublessee (or at Sublessor's option, to the last assignee, if any, of Sublessee's interest hereunder) at the expiration of the term hereof, and after Sublessee has vacated the Premises. No trust relationship is created herein between Sublessor and Sublessee with respect to said Security Deposit.

6.  Use.
       6.1 Use. The Premises shall be used and occupied only for warehouse, distribution, refurbishing and storage of exhibits and for no other purpose.
       6.2  Compliance with Law.
               (a) Sublessor warrants to Sublessee that the Premises, in its existing state, but without regard to the use for which Sublessee will use the Premises, does not violate any applicable building code regulation or ordinance at the time that this Sublease is executed. In the event it is determined that this warranty has been violated, then it shall be the obligation of the Sublessor, after written notice from Sublessee, to promptly, at Sublessors sole cost and expense, rectify any such violation. In the event Sublessee does not give to Sublessor written notice of the violation of this warranty within one year from the commencement of the term of this Sublease, it shall be conclusively deemed that such violation did not exist and the correction of the same shall be the obligation of the Sublessee.
               (b) Except as provided in paragraph 6.2(a), Sublessee shall, at Sublessee's expense, comply promptly with all applicable statutes, ordinances, rules, regulations, orders, restrictions of record, and requirements in effect during the term or any part of the term hereof regulating the use by Sublessee of the Premises. Sublessee shall not use or permit the use of the Premises in any manner that will tend to create waste or nuisance or, if there shall be more than one tenant in the building containing the Premises, which shall tend to disturb such other tenants.
       6.3 Condition of Premises. Except as otherwise provided in paragraph 6.2(a) Sublessee hereby accepts the Premises in their condition existing as of the date of the execution hereof, subject to all applicable zoning, municipal, county and state laws, ordinances, and regulations governing and regulating the use of the Premises, and accepts this Sublease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto. Sublessee acknowledges that neither Sublessor nor Sublessors agent have made any representation or warranty as to the suitability of the Premises for the conduct of Sublessees business.

7.  Master Lease.
       7.1 Sublessor is the lessee of the Premises by virtue of a lease, hereinafter referred to as the "Master Lease", dated May 21, 1994 wherein Vanier Graphics Corporation, a California Corporation is the lessor, hereinafter referred to as the "Master Lessor".
       7.2 During the terms of this Sublease and for all periods subsequent for obligations which have arisen prior to the termination of this Sublease, Sublessee does hereby expressly assume and agree to perform and comply with, for the benefit of Sublessor and Master Lessor, each and every obligation of Sublessor under the Master Lease except for the following paragraphs which are excluded therefrom: Since Sublessor does not want a copy of the Master Lease to accompany this Sublease, all paragraphs of the Master Lease are excluded.
       7.3 The obligations that Sublessee has assumed under paragraph 7.2 hereof are hereinafter referred to as the "Sublessee's Assumed Obligations". The obligations that Sublessee has not assumed under Paragraph 7.2 hereof are hereinafter referred to as the "Sublessor's Remaining Obligations".
       7.4 Sublessee shall hold Sublessor free and harmless of and from all liability, judgments, costs, damages, claims or demands, including reasonable attorneys fees, arising out of Sublessee's failure to comply with or perform Sublessees Assumed Obligations.
       7.5 Sublessor agrees to maintain the Master Lease during the entire term of this Sublease, subject, however, to any earlier termination of the Master Lease without the fault of the Sublessor, and to comply with or perform Sublessor's remaining Obligations and to hold Sublessee free and harmless of and from all liability, judgments, costs, damages, claims or demands arising out of Sublessor's failure to comply with or perform Sublessor's Remaining Obligations.
       7.6 Sublessor represents to Sublessee that the Master Lease is in full force and effect and that no default exists on the part of any party tot he Master Lease.

8.  Assignment of Sublease and Default:
       8.1 Sublessor hereby assigns and transfers to Master Lessor the Sublessor's interest in this Sublease and all rentals and income arising therefrom, subject however to terms of paragraph 8.2 hereof.
       8.2 Master Lessor, by executing this document, agrees that until a default shall occur in the performance of Sublessor's obligations under the Master Lease, that Sublessor may receive, collect and enjoy the rents accruing under this Sublease. However, if Sublessor shall default in the performance of its obligations to Master Lessor then Master Lessor may, at its option, receive and collect, directly from Sublessee, all rent owning and to be owed under this Sublease. Master Lessor shall not, by reason of this assignment of the Sublease nor by reason of the collection of the rents from the Sublessee, be deemed liable to Sublessee for any failure of the Sublessor to perform and comply with Sublessor's Remaining Obligations.

       8.3 Sublessor hereby irrevocably authorizes and directs Sublessee, upon receipt of any written notice from the Master Lessor stating that a default exists in the performance of Sublessors obligations under the Master Lease, to pay to Master Lessor the rents due and to become due under the Sublease. Sublessor agrees that Sublessee shall have the right to rely upon any such statement and request from Master Lessor, and that Sublessee shall pay such rents to Master Lessor without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Sublessor to the contrary and Sublessor shall have no right or claim against Sublessee for any such rents so paid by Sublessee.
       8.4 No changes or modifications shall be made to this sublease without the consent of Master lessor.

9.  Consent of Master Lessor.
       9.1 In the event that the Master Lease requires that Sublessor obtain the consent of Master Lessor to any subletting by Sublessor then, this Sublease shall not be effective unless, within 10 days of the date hereof, Master Lessor signs this Sublease thereby giving its consent to this Subletting.
       9.2 In the event that Master Lessor does give such consent then:
               (a) Such consent will not release Sublessor of its obligations or alter the primary liability of Sublessor to pay the rent and perform and comply with all of the obligations of Sublessor to be performed under the Master Lease.
               (b) The acceptance of rent by Master Lessor from Sublessee or any one else liable under the Master Lease shall not be deemed a waiver by Master Lessor of any provisions of the Master Lease.
               ( c) The consent to this Sublease shall not constitute a consent to any subsequent subletting or assignment.
               (d) In the event of any default of Sublessor under the Master Lease, Master Lessor may proceed directly against Sublessor, any guarantors or any one else liable under the Master Lease or this Sublease without first exhausting Master Lessor's remedies against any other person or entity liability thereon to Master Lessor.
               (e) Master Lessor may consent to subsequent subletting and assignments of the Master Lease or this Sublease or any amendments or modifications thereto without notifying Sublessor nor any one else liable under the Master Lease and without obtaining their consent and such action shall not relieve such persons from liability.
               (f) In the event that Sublessor shall default in its obligations under the Master Lease, then Master Lessor, at its option and without being obligated to do so, may require Sublessee to attorn to Master Lessor in which event Master Lessor shall undertake the obligations of Sublessor under this Sublease from the time of the exercise of said option to termination of this Sublease but Master Lessor shall not be liable for any prepaid rents nor any security deposit paid by Sublessee, nor shall Master Lessor be liable for any other defaults of the Sublessor under the Sublease.

       9.3 The signatures of the Master Lessor and any Guarantors of Sublessor at the end of this document shall constitute their consent to the terms of this Sublease.
       9.4 Master Lessor acknowledges that, to the best of Master Lessor's knowledge, no default presently exists under the Master Lease of obligations to be performed by Sublessor and that the Master Lease is in full force and effect.
       9.5 In the event that Sublessor defaults under its obligations to be performed under the Master Lease by Sublessor, Master Lessor agrees to deliver to Sublessee a copy of any such notice of default. Sublessee shall have the right to cure any default of Sublessor described in any notice of default within ten days after service of such notice of default on Sublessee. If such default is cured by Sublessee then Sublessee shall have the right of reimbursement and offset from and against Sublessor.

10.  Brokers Fee.
       10.1 Upon execution hereof by all parties, Sublessor shall pay to Wiese & Associates, a licensed real estate broker (herein called "Broker"), a fee as set forth in a separate agreement between Sublessor and Broker, or in the event there is no separate agreement between Sublessor and Broker, the sum of $17,745.00, for brokerage services rendered by Broker to Sublessor in this transaction.
       10.2 Sublessor agrees that if Sublessee exercises any option or right of first refusal granted by Sublessor herein, or any option or right substantially similar thereto, either to extend the term of this Sublease, to renew this Sublease, to purchase the Premises, or to lease or purchase adjacent property which Sublessor may own or in which Sublessor has an interest, or if Broker is the procuring cause of any lease, sublease, or sale pertaining to the Premises or any adjacent property which Sublessor may own or in which Sublessor has an interest, then as to any of said transactions Sublessor shall pay to Broker a fee, in cash, in accordance with the schedule of Broker in effect at the time of the execution of this Sublease. Notwithstanding the foregoing, Sublessor's obligation under this paragraph 10.2 is limited to a transaction in which Sublessor is acting as a sublessor, lessor or seller.
       10.3 Master Lessor agrees, by its consent to this Sublease, that if Sublessee shall exercise any option or right of first refusal granted to Sublessee by Master Lessor in connection with this Sublease, or any option or right substantially similar thereto, either to extend the Master Lease, to renew the Master Lease, to purchase the Premises or any part thereof, or to lease or purchase adjacent property which Master Lessor may own or in which Master Lessor has an interest, or if Broker is the procuring cause of any other lease or sale entered into between Sublessee and Master Lessor pertaining to the Premises, any part thereof, or any adjacent property which Master Lessor owns or in which it has an interest, then as to any of said transactions Master Lessor shall pay to Broker a fee, in cash, in accordance with the schedule of Broker in effect at the time of its consent to this Sublease.
       10.4 Any fee due from Sublessor or Master Lessor hereunder shall be due and payable upon the exercise of any option to extend or renew, as to any extension or renewal, upon the execution of any new lease, as to the new lease transaction or the exercise of a right of first refusal to lease; or at the close of escrow, as to the exercise of any option to purchase or other sale transaction.

       10.5 Any transferee of Sublessor's interest in this Sublease, or of Master Lessor's interest in the Master Lease, by accepting an assignment thereof, shall be deemed to have assumed the respective obligations of Sublessor or Master Lessor under this paragraph 10. Broker shall be deemed to be a third party beneficiary of this paragraph 10.

11. Attorney's Fees. If any party or the Broker named herein brings an action to enforce the terms hereof or to declare rights hereunder, the prevailing party in any such action, on trial and appeal, shall be entitled to his reasonable attorneys fees to be paid by the losing party as fixed by the Court. The provision of this paragraph shall inure to the benefit of the Broker named herein who seeks to enforce a right hereunder.

12. Additional Provisions. [If there are no additional provisions draw a line from this point to the next printed words after the space left here. If there are additional provisions place the same here].

    If this sublease has been filed in its has been prepared for submission to your attorney for his approval. No representation or recommendation is made by the real estate broker or its agents or employees as to the legal sufficiency, legal effect, or tax consequences of this Sublease or the transaction related thereto.

                               Orepac Holding Company Inc., an Oregon Corp.

                               By: /s/  Alan Kink
                                   ----------------------------------------

                                   "Sublessor" (Corporate Seal)

                               Sparks Exhibits Ltd., a California Corporation

                                   "Sublessee" (Corporate Seal)

                               By:  /s/  Alan Goldberg
                                   ----------------------------------------

                               Vanier Graphics Corporation, a California Corp.

                               By:
                                   ----------------------------------------

                                   "Master Lessor" (Corporate Seal)

                              Additional Paragraphs

To Sublease between Orepac Holding Company, an Oregon Corporation as Sublessor and Sparks Exhibits, Ltd., a California Corporation as Sublessee for the Sublease dated November 21, 1996.

12.  Zoning and Permits:  This lease is contingent upon:

              (a) receiving zoning approval from the City of Santee for
                  Sublessee's proposed use,
              (b) receiving a business license from the City of Santee, and
              (c) getting Fire Marshall approval for Sublessee's proposed use.

Sublessee shall have until 5 P.M. on December 15, 1996 to investigate, apply for and receive all of these permits and licenses. After 5 P.M. on December 15, 1996, unless written notice of cancellation is received by Sublessor or Sublessor's broker, Sublessee waives the ability to cancel this Sublease as a result of contingencies 12(a), (b) and ( c).

Since Fire Marshall inspections typically take place a couple of weeks after Sublessee's occupancy, Sublessee accepts full responsibility for investigating Fire Marshall requirements prior to occupancy and Sublessee accepts full responsibility for any expenses associated with permits, licenses or improvements to the property that the Fire Marshall may require as a result of Sublessee's proposed use.

13. Broker Indemnification: Sublessor and Sublessee shall hold Brokers harmless for any expense or liability associated with the investigation, satisfaction and/or mitigation of:

               (a) zoning requirements,
               (b) business license requirements,
               (c) underground tank/clarifier requirements,
               (d) Fire Marshall requirements,
               (e) Americans with Disabilities Act requirements, and
               (f) Hazardous Waste contamination.

Sublessor and Sublessee shall hold Brokers harmless for any expense or liability associated with:

               (a) Sublessee's non-performance of any provision in the Sublease,
               (b) any flooding of the premises,
               (c) any earthquake damage,
               (d) any electromagnetic radiation damage that could be caused by surrounding power lines, and
               (e) any other damage that may result from a natural disaster, nuclear accident, act of war, act of God or act of Congress.

14. Hazardous Materials Disclosure: Various construction materials may contain items that have been or may in the future be determined to be hazardous (toxic) or undesirable and may need to be specifically handled, treated or removed. For example, some transformers and other electrical components contain PCB's, and asbestos has been used in components such as fire-proofing, heating and cooling systems, air duct insulation, spray-on and tile acoustical materials, linoleum, floor tiles, roofing, dry-wall and plaster.

Due to prior or current uses of the property or other properties in the area, the property may have hazardous or undesirable metals, minerals, chemicals, hydrocarbons, or biological or radioactive items (including electrical and magnetic fields) in soils, water, building components, above and below ground containers and other accessible and non-accessible areas. Such items may leak or otherwise be released.

Weise & Associates and its agents have no expertise in the detection or correction of hazardous or undesirable items. Expert inspections are necessary and recommended. Current or future laws may require clean up by past, present and future operators and/or owners. It is the responsibility of the Seller/Lessor/Sublessor and the Buyer/Sublessee/Sublessee to retain qualified experts to detect and correct such matters and to consult with the legal counsel of their choice to determine what provisions, if any, they may wish to include in transaction documents regarding the property.

15.  Environmental Notification and Indemnification:
               (a) Sublessors Duty to Notify Sublessee: If Sublessor knows, or has reasonable cause to believe, that Hazardous Substance, or a condition involving or resulting from the same, has been located in, on, under or about the premises, prior to Sublessee's occupancy, Sublessor shall immediately give notice of such fact to Sublessee. Sublessor, at Sublessee's written request, shall immediately give Sublessee a copy of any statement, report, notice, registration, application, permit, business plan, license, claim, action or proceeding, given to or received from any governmental authority or private party or person entering or occupying the Premises, concerning the presence, spill, release, discharge of or exposure to any Hazardous Substance or contamination in, or about the Premises, including but not limited to all such documents as may be involved in any reportable uses involving the premises. At this time, Sublessee makes such written request.

               (b) Sublessor's Indemnification: Sublessor shall indemnify, protect, defend and hold Brokers and Sublessee, its agents and employees harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits, attorneys and consultant fees arising out of or involving any hazardous substance or storage tank on the Premises prior to Sublessee's occupancy.

                      Sublessor's obligations under this paragraph shall include, but not be limited to, the effects of any contamination therein or injury to person, property or the environment created by Sublessor or any other previous occupants and the cost of investigation (including consultant and attorney fees and testing), removal, remediation, restoration and/or abatement thereof, shall be at the sole expense of the Sublessor.

                      Sublessor shall be responsible for the expense of required permits, testing, removal and/or replacement of any underground tanks. Sublessee agrees not to use any underground tanks during the term of the Sublease. Sublessor has no reason to believe that there are currently underground tanks on the property.

               (c) Sublessee's Responsibilities: It shall be the Sublessee's sole responsibility to properly dispose of all wastes generated or used in the course of Sublessees occupancy. Such disposal shall be made in accordance with all applicable laws, codes and standards provided for such disposal. Sublessee shall be solely responsible for any clean up of such wastes generated by Sublessee's use of the premises. Sublessee is specifically prohibited from dumping any such waste into any drain, toilet facility or outside yard area on the leased premises, and if used for such disposal, Sublessee shall be fully responsible for any subsequent clean up.

16. Broker Disclosure: Americans with Disabilities Act: Sublessee is advised to consult the City of Santee and/or other appropriate agencies to ascertain whether any modifications shall need to be done to the existing bathrooms in order to accommodate Sublessees proposed use.

The United States Congress has enacted the Americans with Disabilities Act of 1990 ("ADA"). Among other things, this act is intended to make many business establishments equally accessible to persons with a variety of disabilities. State and Local Laws may also mandate changes. As such, modifications to existing buildings may be required. The real estate Brokers in this transaction are not qualified to advise as to what, if any, changes may be required now or in the future. Sublessor and Sublessee should consult their attorneys and qualified design professionals of their choice for information regarding the consequences of ADA.

Sublessee shall at all times keep the premises in compliance with ADA, its supporting regulations, and all similar federal, state and local laws, regulations and ordinances. If Sublessors consent would be required for alterations to bring the Premises into compliance, Sublessor agrees to not unreasonably withhold such consent.

Also, within seven (7) days of receipt, Sublessee and Sublessor shall advise the other party in writing and provide the other party with copies of any notices alleging violation of ADA; any claims made or threatened in writing regarding noncompliance with ADA; or any governmental or regulatory actions or investigations taken in response to noncompliance with ADA.

17. Electrical Bill: Sublessor shall apportion 39.15% (30,000 s.f. of proposed lease space/76,622 s.f. total building size) of the total electrical bill on a monthly basis to Sublessee. This billed amount shall be capped at a maximum of $400 per month, and will be paid promptly by Sublessee upon receipt. Sublessor reserves the right to install, at Sublessor's expense, a separate electrical meter to more accurately measure Sublessee's electrical use. Should such meter be installed, Sublessee shall then be fully responsible for the electrical power usage as indicated by the separate meter.

18. Sublease: This is a Sublease where the Master Tenant is Orepac Holding Corporation, an Oregoin Corporation (referred to throughout this lease as Sublessor); the subtenant is Sparks Exhibits, Ltd., a California Corporation; and the Landlord is Vanier Graphics Corporation, a California Corporation, D.B.A. Vanier Business Forms and Services. Master Tenant shall provide a letter in which Landlord authorizes and approves of Subtenant's tenancy. Since, master Tenant does not want a copy of Master Tenant's Lease to accompany this lease, Master Tenant warrants that no provision of Master Lease is more restrictive on Subtenant's proposed use than this Sublease Agreement.

19.  Tenant Improvements:  Sublessor, at Sublessor's expense, shall:

               (a) separate and secure a portion of the warehouse to be leased by Sublessee,
               (b) insure roof is free from any known leaks,
               (c) deliver premises in broom swept condition, and
               (d) insure electrical system is in working order.

20. Expansion into Additional Space: Sublessor has leased spacke, not prt of the space Sublessee proposes to lease, to other tenant(s) in the building. Should such tenant(s) vacate, Sublessee shall have the first right, for a period of 10 days after receipt of written notice, to sublease such space on terms identical to this Sublease (i.e., $0.33 per square foot) for the remaining period ending May 31, 1999. Wiese & Associates, in conjunction with Colliers Iliff Thorn, shall draft any and all lease extensions or purchase agreements and be compensated for such extensions and/or purchase options as previously agreed by Sublessor.

21.  Leased premises:  See enclosed "Exhibit A".  Diagram not included herein.

22. Use of Dock Levelers: There are currently three (3) dock high levelers on the east end of the dock platform. The leveler, furthest to the west, and unobstructed access to such leveler shall always be available on a first priority basis to the additional subtenant(s) who occupy the remainder of Master Tenant's space.

23. Restroom Facilities: Sublessee may contract with a "porta-potty" service, such as R.L. Deters & Sons (619-460-3925) to supply one such "porta-potty" to the subject premises at a cost of less than $70 per month. Such expense may be deducted from Sublessees rent when the bill for such service is sent with the monthly rent payment.