Form 10-Q
period 1997-03-31
MARLTON TECHNOLOGIES INC
filed 1997-05-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                --------

                           MARLTON TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               New Jersey                                     22-1825970
    -------------------------------------------------------------------------
       (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                   Identification No.)

        2828 Charter Road, Suite 101.
             Philadelphia, PA                                 19154
    -------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                Issuer's telephone number        (215) 676-6900
                                           --------------------------


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

                 Yes______X__________ No_______________________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                           Check whether the issuer has filed all documents and
reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes___ ____No__________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
4,753,250

            Transitional Small Business Disclosure Form (check one):
Yes __________    No ___X_____

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                                             (Unaudited)
                                                                      March 31,        December 31,
                       ASSETS                                            1997              1996
                                                                    ------------       ------------
Current:
   Cash and cash equivalents                                        $  3,957,149       $  3,300,010
   Accounts receivable, net of allowance
     of $216,931 and $180,664, respectively                            9,054,232          5,424,080
   Inventory (Note 2)                                                  3,084,473          4,344,297
   Prepaids and other current assets                                     383,746            452,930
   Deferred income taxes                                                 419,000            419,000
                                                                    ------------       ------------
          Total current assets                                        16,898,600         13,940,317

Property and equipment, net of accumulated
     depreciation and amortization of $3,142,514
     and $3,128,354, respectively                                      1,944,445          2,062,072
Rental assets, net of accumulated amortization
        of $967,745 and $825,134, respectively                           910,007          1,013,361
Goodwill, net of accumulated amortization of $769,201
       and $734,456, respectively                                      2,927,893          2,962,638
Deferred income taxes                                                  1,415,870          1,558,870
Other assets, net of accumulated amortization
        of $1,085,294 and $1,019,855, respectively                       520,995            653,357
                                                                    ------------       ------------
          Total assets                                              $ 24,617,810       $ 22,190,615
                                                                    ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $    284,139       $    653,918
   Accounts payable                                                    3,535,214          2,586,572
   Accrued expenses and other                                          6,051,798          4,916,511
                                                                    ------------       ------------
          Total current liabilities                                    9,871,151          8,157,001

Long-term debt, net of current portion                                   437,021            457,440
                                                                    ------------       ------------
          Total liabilities                                           10,308,172          8,614,441
                                                                    ------------       ------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,753,250 and 4,534,492 issued, respectively           475,325            453,459
   Additional paid-in capital                                         21,340,175         21,030,881
   Accumulated deficit                                                (7,394,185)        (7,796,489)
                                                                    ------------       ------------
                                                                      14,421,315         13,687,851
   Less cost of 5,000 treasury shares                                    111,677            111,677
                                                                    ------------       ------------
          Total stockholders' equity                                  14,309,638         13,576,174
                                                                    ------------       ------------
          Total liabilities and stockholders' equity                $ 24,617,810       $ 22,190,615
                                                                    ============       ============


                                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                                             Common Stock       Additional
                                             Shares             Issued         Treasury          Paid-in         Accumulated
                                             Issued             Amount          Amount           Capital           Deficit


Balance, January 1, 1997                     4,534,592      $   453,459      $  (111,677)      $21,030,881      $(7,796,489)

Additional shares issued                       218,658           21,866             --             309,294             --


Net income for the three month period             --               --               --                --            402,304
                                           -----------      -----------      -----------       -----------      -----------
Balance, March 31, 1997                      4,753,250      $   475,325      $  (111,677)      $21,340,175      $(7,394,185)
                                           ===========      ===========      ===========       ===========      ===========







                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                     1997               1996
                                                ------------       ------------
Net sales                                       $ 11,838,258       $  8,578,058
Cost of sales                                      8,321,109          6,049,543
                                                ------------       ------------

Gross profit                                       3,517,149          2,528,515
                                                ------------       ------------
Expenses:
     Selling                                       1,865,758          1,393,466
     Administrative and general                      961,442            692,000
                                                ------------       ------------
                                                   2,827,200          2,085,466
                                                ------------       ------------
Operating profit                                     689,949            443,049
                                                ------------       ------------
Other income (expense):
     Interest income                                  39,484             40,091
     Interest (expense)                              (14,592)           (34,710)
     Other (expense)                                 (52,537)            (4,540)
     Gain on contract amendment (Note 4)                --            1,000,000
                                                ------------       ------------
                                                     (27,645)         1,000,841
                                                ------------       ------------

Income before provision for income taxes             662,304          1,443,890

Provision for income taxes (Note 3)                  260,000            430,000
                                                ------------       ------------

Net income                                      $    402,304       $  1,013,890
                                                ============       ============


Number of common shares, weighted average          5,629,924          4,468,468
                                                ------------       ------------

Income per common share (Note 5):               $        .07       $        .22
                                                ============       ============


                 See notes to consolidated financial statements.

    ------------------------------------------------------------------------

                                                                            For the three months ended
                                                                                     March 31,
                                                                               1997             1996
                                                                           -----------       -----------
Cash flows provided by operating activities:
  Net income                                                               $   402,304       $ 1,013,890
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                            436,677           386,337
      Minority interest in profit of EDSI                                       52,874            20,540
      Decrease in deferred tax asset                                           143,000           255,000
  Change in assets and liabilities:
      (Increase) in accounts receivable, net                                (3,630,152)       (1,980,172)
      (Increase) decrease in inventory                                       1,259,824           (33,137)
      (Increase) decrease in prepaids and other assets                         100,987           (21,392)
      Increase in accounts payable and
         other accrued expenses (Note 4)                                     2,083,929         2,643,892
                                                                           -----------       -----------
        Net cash provided by operating activities                              849,443         2,284,958
                                                                           -----------       -----------

Cash flows (expended through) investing activities:
  Capital expenditures                                                        (133,266)         (321,601)
  Minority investment in Sparks Japan (Note 4)                                    --             (25,000)
                                                                           -----------       -----------
         Net cash (expended through) investing activities:                    (133,266)         (346,601)
                                                                           -----------       -----------


  Cash flows provided by (expended through) financing activities:
  Proceeds from issuance of common stock                                       331,160         1,350,000
  Principal payments on long-term debt                                        (390,198)         (133,143)
                                                                           -----------       -----------
        Net cash provided by (expended through) financing acitivites:          (59,038)        1,216,857
                                                                           -----------       -----------

Increase in cash and cash equivalents                                          657,139         3,155,214

Cash and cash equivalents - beginning of period                              3,300,010         1,028,606
                                                                           -----------       -----------

Cash and cash equivalents - end of period                                  $ 3,957,149       $ 4,183,820
                                                                           ===========       ===========
Supplemental cash flow information:
  Cash paid for interest                                                   $    14,592       $    34,710
                                                                           ===========       ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Summary of Accounting Policies:

1.       Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"). All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996, respectively. The December 31, 1996 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the March 31, 1997 consolidated balance sheet.



2.      Inventory:

          Inventory, as of the respective dates, consist of the following:

                                             March 31, 1997    December 31, 1996
                                            ----------------  ------------------
          Raw Materials                        $  880,013        $   775,805
          Work In Process                       2,204,460          3,568,492
                                                ----------         ----------
                                               $3,084,473         $4,344,297
                                                ==========         ==========



3.       Income Taxes:

        The components of the provision for income taxes for the respective three month periods ended March 31, were as follows:

                                                       1997              1996
                                                       ----              ----
                Currently payable:
                  Federal                            $ 52,000          $ 75,000
                  State                                65,000           100,000
                                                     --------         ---------
                                                      117,000           175,000
                Deferred:
                  Federal                             143,000           255,000
                                                      -------           -------
                                                     $260,000          $430,000
                                                     ========          ========

        The significant component of the deferred income tax provisions in 1997 and 1996 was the utilization of the Company's net operating loss carryforward. The difference between the provisions for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes is primarily a result of state and local income taxes and goodwill amortization offset in 1996 by a benefit from the expected realization of future benefits from net operating loss carryforwards.



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

                In the event Sparks Japan does not achieve certain sales levels by December 31, 1998 and the Company's common stock is trading at less than $3.00 per share at that time, if requested by Tsubasa, the Company will, at its option, repurchase the Tsubasa shares at $3.00 per share or make a cash payment to Tsubasa equal to the purchase difference between the December 31, 1998 trading price and $3.00.

                Amounts were allocated to the 500,000 shares of the Company's common stock issued to Tsubasa and the "put option" (the guaranteed difference between the Company's December 31, 1998 market value and $3.00 per share) based on their estimated fair market values. Incremental costs expected to be incurred by the Company through December 31, 1998 with respect to complying with certain requirements of the transaction are included as a component of accrued expenses and other. The Company recorded a gain due to this contract amendment during the first quarter of 1996 of $1.0 million.

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

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. ("Tsubasa") entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan ("SEJ"), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of "Sparks Exhibits" in Japan. See Note 4 of the consolidated financial statements.

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

 RESULTS OF OPERATIONS

         Three months ended March 31, 1997 as compared with three months ended March 31, 1996

Sales

         First quarter 1997 revenues of $11.84 million exceeded first quarter 1996 revenues of $8.59 million by approximately 38%.

         The increase in 1997 first quarter revenues, as compared with the same period during 1996, is partially due to the general increase in sales to both new and existing clients during 1997 which created a combined revenue increase of 15% in the Company's three custom exhibit manufacturing facilities -Philadelphia, Atlanta and San Diego. Additionally, the Museums, International and Rental sales groups experienced a 66% increase in those groups combined sales during the first quarter of 1997 as compared with their first quarter 1996 combined sales results. Second quarter 1996-acquired Piper Productions generated approximately $2.2 million of sales during the first quarter of 1997, including $900,000 of sales volume in trade show exhibit related sales-highlighting the market synergy anticipated by management. During the first quarter of 1997 the Orlando facility, which includes Piper's sales volume, replaced first quarter 1996 revenues generated by the Company's Melbourne, Florida facility, closed during January 1997, by more than $1.5 million. The Company's majority-owned Expose' Display Systems Inc. subsidiary experienced an 89% increase in its first quarter 1997 revenues as compared with that subsidiary's revenues during the same period in 1996. This increase is primarily due to higher sales from Expose's laminated modular exhibit system - Expose' LS.

         The Company's Portable sales group first quarter 1997 revenues declined by approximately $390,000 when compared with first quarter 1996 revenues. This expected revenue decrease was due to closing of portable exhibit sales offices in Harrisburg, PA and Wayne, New Jersey during the fourth quarter of 1996.

Operating Profits

         The 38% increase in first quarter 1997 revenues as compared with first quarter 1996 revenues contributed to a 55% increase in the Company's operating profits during the respective comparative periods. While sales of manufactured goods, which historically generate higher margins, fell as a percentage of overall sales during the first quarter of 1997 as compared with the same period during 1996, the Company maintained a relatively consistent gross profit level of 29.7% and 29.5%, respectively. Fixed overhead, selling and general and administrative costs, as a percentage of sales, fell by approximately 1.5% during the first quarter of 1997 as compared with the first quarter of 1996, also contributing to the higher operating profits recorded during 1997.


Other Income (Expense):

         Other income (expense) decreased from $1,000,841 during the first quarter 1996 as compared with the first quarter 1997 (expense) of ($27,645). This significant decrease in other income during the first quarter of 1997 is attributable to the $1.0 million gain from the contract amendment (Note 4) recorded during the first quarter of 1996. Interest income remained consistent during the respective comparative periods while interest expense went down approximately $20,000 during the first quarter 1997 due to the overall reduction of the Company's long-term debt balances from 1996 to 1997. Other (expense) of ($52,537) reflects first quarter 1997 profits in Expose' attributed to the minority partner while 1996 first quarter profits in EDSI attributable to the minority partner accounted for ($21,000) of other (expense).

Income Taxes

         The provision for income taxes, as a percentage of income before income taxes, increased to approximately 40% in the first quarter of 1997 as compared to 30% in the first quarter of 1996. The higher first quarter 1997 rate reflects federal and state income taxes at statutory rates. The 1996 rate reflects the benefit from the release of valuation allowances based upon the Company's expected realizability of future benefits from net operating loss carryforwards.

 Net Income

         During the first quarter of 1997, net income decreased to $402,304 ($.07 per share) as compared with first quarter 1996 net income of $1,013,890 ($.22 per share). The decrease, however, is primarily attributable to the $1.0 million gain from the contractual amendment which took place during the first quarter of 1996. Additionally, the tax provision during the first quarter of 1997, as a percentage of income before income taxes, increased to 40% from the 30% tax provision rate utilized during the first quarter of 1996, as more fully described in the "Income Taxes" section of this MD&A. Exclusive of the effects of the $1.0 million gain and the different tax rates used to provide for income taxes, 1997 earnings per share increased 16.7%, or $.01 per share ($.07 during the first quarter of 1997 as compared with $.06 during the first quarter of
1996) as follows:

                                                       First Quarter
                                                  1997              1996
                                                 ------            ------

Income before income taxes                    $   622,304       $ 1,443,890
Non-recurring gain from
  contract amendment                                 --          (1,000,000)
                                              -----------       -----------
         Sub-total                                622,304           443,890
Adjusted, comparative tax rate                         40%               40%
                                              -----------       -----------
Provision for income taxes                        260,000           178,000
Net income, as adjusted                       $   402,304       $   265,890
                                              ===========       ===========
Weighted average shares outstanding             5,629,924         4,468,468
                                              -----------       -----------
Net income per common share, as adjusted          $.07              $.06
                                                  ====              ====

         This increase in first quarter 1997 earnings per share includes the dilutive effect of issuing over 200,000 additional shares of the Company's common stock during the first quarter of 1997 in connection with converting $283,056 of Sparks sellers' debt into the Company's common stock. Additionally, the higher trading level of the Company's common stock since the third quarter of 1996, signficantly increased the dilutive effect from the Company's incentive stock option programs which increased the number of common shares assumed to be outstanding shares at March 31, 1997.

Backlog:

         The Company's backlog of orders at March 31, 1997 was approximately $13.0 million as compared with $8.1 million as of March 31, 1996. This significant increase is predominantly attributable to a backlog of new orders generated by the Production sales group, Piper Productions and Expose' Display Systems, Inc. during the first quarter of 1997.

Liquidity and Capital Resources

         During the first quarter of 1997, the Company increased its cash reserves by $657,139; from $3,300,010 to $3,957,149. As a result of the record quarterly sales level acheived and an increased backlog at March 31, 1997, the Company experienced a significant increase in trade accounts receivable of approximately $3.6 million. This increase, however, was offset by a $2.1 million increase in accounts payable and other accrued expenses and a $1.3 million decrease in inventory levels at March 31, 1997. The increase in trade payables primarily relates to the higher sales levels recorded during the first quarter 1997 and the timing of payments for costs associated with generating those sales. Additionally, the lower inventory at March 31, 1997 is a result of the conversion of a significant portion of the December 31, 1996 work in process into first quarter 1997 revenues and related trade receivables.

         The Company expended approximately $133,000 on capital assets; revenue-producing rental assets ($50,000), machinery and equipment ($40,000) and leasehold improvements ($30,000).

         During the first quarter of 1997, the Company did not borrow against its revolving credit facility to support the higher trade receivables and operating cash requirements of the business.

         The Company's March 31, 1997 current ratio of 1.7 to 1 remained consistent with the December 31, 1996 current ratio. The Company's debt to equity ratio increased from .6 to 1 as of December 31,1996 to .72 to 1 at March 31, 1997 primarily due to the higher levels of trade payables noted in the prior paragraph.

OUTLOOK

         The record 1st quarter 1997 sales volume of $11.8 million greatly contributed to the higher operating profits the Company experienced during the first three months of 1997. The Company expects continued sales growth in all business groups during 1997 except from the Portable exhibit group which closed two sales offices during the fourth quarter of 1996. The Company's expects sales volume and operating profits during 1997 to be enhanced by the full year impact of revenues and earnings from the April 1996 acquired Piper Productions. Significant sales growth from the Museum and productions group, the International group and the Rentals group should compliment the expected sales growth in the Company's core Custom exhibits group. The Company's historic gross profit percentage may be difficult to maintain in light of the expected increase in 1997 sales volume from the Museum and production group, the Rental group and Piper, whose historic margins fall somewhat below traditional custom exhibit margins. Additionally, the Company's core business client base of Fortune 1000 companies are more tightly managing their marketing budgets which may negatively impact the Company's historic custom exhibit margins. The expected higher revenues and gross profits from the Museum, International, Rental and Piper groups, when coupled with the custom exhibit group's expected sales volume and gross profit increase, should enhance the Company's 1997 operating profits by aiding the Philadelphia, Atlanta and San Diego facilities to generate more consistent operating efficiencies.

         Sales volume from the Company's majority-owned EDSI should continue to exceed 1996 revenues as the expanded Expose' product lines become more widely accepted through the minority partner, Abex Display Systems, Inc.'s, distributor network. Operating results from this business group should also improve during 1997 if contractual fixed, selling and administrative cost allocations from the minority partner do not outpace the gross margins achieved from the expected additional sales volume.

         The Company is continuing its fourth quarter 1996 commenced project of replacing its existing management information systems hardware and software with state-of-the-art technology which should position the organization to effectively meet the changing environment of information processing among its clients and suppliers. Additionally, the new technology should greatly increase operating efficiencies between the Company's four regional manufacturing facilities as information should be processed and managed more seamlessly. Accordingly, the Company has recently hired a Director of Management Information Systems to guide the Company in its acquisition and utilization of new hardware and software, with an overall project budget approximating $400,000 to $500,000. The Company is hopeful that this necessary investment in technology will assist in minimizing the need for additional support personnel as sales growth continues.

         Management is encouraged by the Company's overall performance during the first quarter of 1997 and realizes certain areas continue to require additional attention and resources during 1997. While the Company's San Diego operation builds upon its progress from 1995 and 1996, the Company continues to seek additional account executives for that region to ensure positive trends in sales and operating profits during the balance of 1997 and beyond. Conversely, the Atlanta operation continues to perform below expectations. While management is encouraged by the contributions made by the Rental group in the Atlanta facility, the Company's core custom exhibits group continues to suffer from an insufficient Atlanta client base to support the fixed costs of that operation, and has become increasingly dependent upon the transfer of custom exhibit work from the Philadelphia, San Diego and Orlando facilities. The Company will focus on hiring experienced sales executives with an existing base of custom exhibit clients to contribute the additional sales volume which should assist in stabilizing the Atlanta operation.

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

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions, capital expenditure requirements and the effects of competition on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis.

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

                                          MARLTON TECHNOLOGIES, INC.

/s/  E. D. Costantini, Jr.                /s/  Robert B. Ginsburg
---------------------------------         -------------------------------------
Edmond D. Costantini, Jr.                 Robert B. Ginsburg
Chief Financial Officer                   President and Chief Executive Officer

Dated:  May 13, 1997