Form 10-Q
period 1997-06-30
MARLTON TECHNOLOGIES INC
filed 1997-08-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New Jersey                                          22-1825970
--------------------------------                          --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


        2828 Charter Road, Suite 101, Philadelphia, PA            19154
        ------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (215) 676-6900
                                              --------------



                  Former name, former address and former fiscal
                       year, if changed since last report.

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
4,755,770

            Transitional Small Business Disclosure Form (check one):
Yes ___  No _x_

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                                          June 30,            December 31,
                          ASSETS                                            1997                  1996
                                                                      -------------          --------------
Current:
   Cash and cash equivalents                                          $   5,549,259           $  3,300,010
   Accounts receivable, net of allowance
     of $242,773 and $180,664, respectively                               6,175,955              5,424,080
   Inventory (Note 2)                                                     5,094,091              4,344,297
   Prepaids and other current assets                                        575,328                452,930
   Deferred income taxes                                                    419,000                419,000
                                                                      -------------           ------------
          Total current assets                                           17,813,633             13,940,317

Property and equipment, net of accumulated
     depreciation and amortization of  $3,322,045
     and $3,128,354, respectively                                         1,843,263              2,062,072
Rental assets, net of accumulated amortization
        of $1,135,290 and $825,134, respectively                            841,230              1,013,361
Goodwill, net of accumulated amortization of $803,946
       and $734,456, respectively                                         2,893,148              2,962,638
Deferred income taxes                                                     1,277,870              1,558,870
Other assets, net of accumulated amortization
        of $1,043,609 and $1,019,855, respectively                          639,905                653,357
                                                                      -------------           ------------
                                                                      $  25,309,049           $ 22,190,615
                                                                      =============           ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  $      55,243           $    653,918
   Accounts payable                                                       3,282,572              2,586,572
   Accrued expenses and other                                             7,144,240              4,916,511
                                                                      -------------           ------------
          Total current liabilities                                      10,482,055              8,157,001

Long-term debt, net of current portion                                      125,632                457,440
                                                                      -------------           ------------
         Total liabilities                                               10,607,687              8,614,441
                                                                      -------------           ------------
Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,755,770 and 4,534,492 issued, respectively              475,559               453,459
   Additional paid-in capital                                            21,348,941            21,030,881
   Accumulated (deficit)                                                 (7,011,461)           (7,796,489)
                                                                      -------------           ------------
                                                                         14,813,039            13,687,851
   Less cost of 5,000 treasury shares                                       111,677               111,677
                                                                      -------------           ------------
          Total stockholders' equity                                     14,701,362            13,576,174
                                                                      -------------           ------------
          Total liabilities and stockholders' equity                  $  25,309,049           $22,190,615
                                                                      =============           ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                                Common Stock             Additional
                                           Shares          Issued         Treasury         Paid-in         Accumulated
                                           Issued          Amount          Amount          Capital           Deficit
                                           ------          ------         --------       ----------        -----------
Balance, January 1, 1997                  4,534,592       $453,459       $(111,677)      $21,030,881       $(7,796,489)

Additional shares issued                    221,178         22,100               -           318,060                 -

Net income for the six month period               -              -               -                 -           785,028
                                          ---------       --------       ---------       -----------       -----------
  Balance, June 30, 1997                  4,755,770       $475,559       $(111,677)      $21,348,941       $(7,011,461)
                                          =========       ========       =========       ===========       ===========

                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 For the six months ended       For the three months ended
                                                          June 30,                       June 30,
                                                   1997            1996            1997             1996
                                              ------------     ------------    ------------    ------------
Net sales                                     $ 24,023,099     $ 18,865,573    $ 12,184,841    $ 10,287,515
Cost of sales                                   17,209,149       13,430,612       8,888,040       7,381,069
                                              ------------     ------------    ------------    ------------
      Gross profit                               6,813,950        5,434,961       3,296,801       2,906,446
                                              ------------     ------------    ------------    ------------
Expenses:
     Selling                                     3,728,754        3,114,917       1,862,996       1,721,451
     Administrative and general                  1,814,744        1,470,582         853,302         778,582
                                              ------------     ------------    ------------    ------------
                                                 5,543,498        4,585,499       2,716,298       2,500,033
                                              ------------     ------------    ------------    ------------
      Operating profit                           1,270,452          849,462         580,503         406,413
                                              ------------     ------------    ------------    ------------
Other income (expense):
     Interest income                               123,874           85,611          84,390          45,520
     Interest (expense)                            (28,371)         (65,253)        (13,779)        (30,543)
     Other (expense)                               (70,927)         (25,544)        (18,390)        (21,004)
     Gain from contract amendment (Note 4)               -        1,000,000               -               -
                                              ------------     ------------    ------------    ------------
                                                    24,576          994,814          52,221          (6,027)
                                              ------------     ------------    ------------    ------------
Income before provision for income taxes         1,295,028        1,844,276         632,724         400,386

Provision for income taxes (Note 3)                510,000          550,000         250,000         120,000
                                              ------------     ------------    ------------    ------------
Net income                                        $785,028       $1,294,276        $382,724        $280,386
                                              ============     ============    ============    ============
Number of common shares, weighted average        5,616,074        4,889,895       5,599,923       5,175,966
                                              ------------     ------------    ------------    ------------
Income per common share (Note 5):                     $.14             $.26            $.07            $.05
                                              ============     ============    ============    ============

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                                        Six Months Ended
                                                                                    1997                1996
                                                                                  --------           ----------

Cash flows provided by operating activities:
     Net income                                                                   $785,028           $1,294,276
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                                            909,615              764,864
          Minority interest in (profit) of EDSI                                    (78,269)             (39,100)
          Decrease in deferred tax asset                                           281,000              330,000
          Other operating items                                                    (16,796)                  --
     Change in assets and liabilities:
          (Increase) in accounts receivable, net                                  (751,875)          (2,531,826)
          (Increase) in inventory                                                 (749,794)            (841,217)
          (Increase) in prepaids and other assets                                 (122,398)             (62,174)
          Increase in accounts payable and other accrued
              expenses (Note 4)                                                  2,923,729            3,307,291
                                                                                ----------           ----------
                  Net cash provided by operating activities                      3,180,240            2,222,114
                                                                                ----------           ----------
Cash flows (expended through) investing activities:
     Capital expenditures                                                         (310,382)            (872,812)
     Minority investment in Sparks Japan (Note 4)                                         -             (25,000)
     Additional purchase price to acquire Piper                                    (30,286)             (50,000)
                                                                                ----------           ----------
                 Net cash (expended through) investing activities                 (340,668)            (947,812)
                                                                                ----------           ----------
Cash flows provided by (expended through) financing activities:
     Issuance of common stock (Note 6)                                             340,160            1,350,000
     (Payments) issuance of notes payable to sellers of acquired companies        (330,483)             100,000
     Principal payments on long-term debt, bank                                   (600,000)            (245,241)
                                                                                ----------           ----------
                 Net cash provided by (expended through) financing activities     (590,323)           1,204,759
                                                                                ----------           ----------
Increase in cash and cash equivalents                                            2,249,249            2,479,061
Cash and cash equivalents - beginning of period                                  3,300,010            1,028,606
                                                                                ----------           ----------
Cash and cash equivalents - end of period                                       $5,549,259           $3,507,667
                                                                                ==========           ==========
Supplemental cash flow information:
     Cash paid for interest                                                     $   28,371           $   65,253
                                                                                ==========           ==========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Summary of Accounting Policies:

1. Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the Company). All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of June 30, 1997 and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996, respectively. The December 31, 1996 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the June 30, 1997 consolidated balance sheet.

2. Inventory:

          Inventory, as of the respective dates, consist of the following:

                                     June 30, 1997            December 31, 1996
                                     -------------            -----------------

          Raw Materials                $  932,424                $   775,805
          Work In Process               4,161,667                  3,568,492
                                      -----------                -----------
                                       $5,094,091                $ 4,344,297
                                      ===========                ===========


3. Income Taxes:

        The components of the provision for income taxes for the respective six month periods ended June 30, were as follows:

                                                   1997               1996
                                                   ----               ----

                Currently payable:
                  Federal                         $102,000          $  95,000
                  State                            127,000            125,000
                                                 ---------          ---------
                                                   229,000            220,000
                Deferred:
                  Federal                          281,000            330,000
                                                 ---------          ---------
                                                  $510,000           $550,000
                                                 =========          =========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        The significant component of the deferred income tax provisions in 1997 and 1996 was the utilization of the Company's net operating loss carryforward. The difference between the provisions for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes is primarily a result of state and local income taxes and goodwill amortization offset during 1996 by a benefit from the expected realization of future benefits from net operating loss carryforwards.


4. Gain on Contract Amendment:

                The Company and Tsubasa System Company, Ltd. (Tsubasa) a diversified manufacturing and marketing company entered into a distribution and license agreement during 1995 and jointly formed a Japanese corporation, Sparks Japan, to market portable exhibits in Japan. Sparks Japan was capitalized with $250,000 and is 90% owned by Tsubasa and 10% owned by the Company. In an amendment to that agreement during January 1996, the Company agreed to eliminate certain future payments from Sparks Japan and issue to Tsubasa 500,000 unregistered shares of the Company's common stock in exchange for $3,000,000 from Tsubasa.

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

                Amounts were allocated to the 500,000 shares of the Company's common stock issued to Tsubasa and the put option (the guaranteed difference between the Company's December 31, 1998 market value and $3.00 per share) based on their estimated fair market values. Incremental costs expected to be incurred by the Company through December 31, 1998 with respect to complying with certain requirements of the transaction are included as a component of accrued expenses and other. The Company recorded a gain, due to this contract amendment, during the first quarter of 1996 of $1.0 million and changed its estimated value of the put option as of December 31, 1996, recording an additional $200,000 during the fourth quarter of 1996. The change in estimate was based on the likelihood of Sparks Japan achieving its contractual sales goals and the higher market value of the Company's stock as of December 31, 1996.

5. Income per Common Share:

                Income per common share is based on the weighted average number of common shares outstanding during the period, adjusted for common equivalent shares when the effect is not antidilutive. Income per share of common stock assuming full dilution is equal to primary earnings per share for reported periods.

6. Cash Flow Information:

                During 1995, the Company issued to three Sellers of Sparks, two-year notes amounting to $283,877 and bearing interest at 8% and payable quarterly in lieu of the final payment for additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp. The notes were convertible into the Company's common stock at $1.375 per share, which conversion rights were exercised by the Sellers during the first quarter of 1997.

                The Company issued 14,722 shares of its common stock to certain directors and the Company's 401(k) plan for director fees and defined contributions under the Company's employment benefit plan.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

General Overview


On August 7, 1990, Marlton Technologies, Inc. (the Company) acquired the current business of Sparks Exhibits Corp. (Sparks). Through this acquisition, the Company's core business became the custom design, manufacture and sale of sophisticated trade show exhibits, displays, signage and graphics for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields.

During the fourth quarter of 1990, Sparks purchased certain assets, principally customer lists, from DCA, Inc., a custom trade exhibit business. Additionally, the Company formed a portable exhibits group, which distributes affiliated and non-affiliated manufacturers' portable exhibit products, in an effort to expand Sparks' market to include both high-end (custom exhibits) and lower-end (portable exhibits) products. During July 1991, a wholly-owned subsidiary of Sparks, Sparks Exhibits, Inc. (Exhibits) acquired assets from two unrelated custom exhibit businesses in suburban Atlanta, Georgia.

During 1992 the Company, through two newly-formed wholly-owned subsidiaries, Sparks Exhibits, Ltd. (Limited) and Sparks Exhibits Incorporated (Incorporated), acquired assets, respectively, from a custom and portable exhibit manufacturing business in suburban San Diego, California and a custom exhibit business in Melbourne, Florida.

During July 1993, the Company and an unrelated portable exhibit manufacturer, Abex Display Systems, Inc. (ADSI), entered into an agreement to organize a new corporation, Expose Display Systems, Inc. (EDSI) to manufacture and market the Company's proprietary panelized portable exhibit - Expose - through ADSI's worldwide distribution network.

During March 1995, the Company and a Japan-based diversified manufacturing and marketing company, Tsubasa System Company Ltd. (Tsubasa) entered into an agreement to organize a new Japanese corporation, Sparks Exhibits Japan (SEJ), and grant exclusive Japan distribution rights to SEJ for the Company's portable exhibits products and technology and to license the name and logo of Sparks Exhibits in Japan. See Note 4.

During April 1996, the Company acquired Piper Productions, Inc. of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhances the Company's ability to pursue exhibit opportunities within Piper's areas of expertise.

The benefits of management's growth plan, since the August 1990 acquisition of Sparks, has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets of the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups will position the Company to increase its revenue base through the continued offering of expanded products and services to a larger customer network.

 RESULTS OF OPERATIONS

         Three months ended June 30, 1997 as compared with three months ended June 30, 1996

Sales

         Second quarter 1997 revenues of $12.2 million exceeded second quarter 1996 revenues of $10.3 million by approximately 18%.

         The increase in 1997 second quarter revenues, as compared with the same period during 1996, is partially due to the general increase in sales to both new and existing clients during 1997 which created a combined revenue increase of 9% in the Company's three custom exhibit manufacturing facilities - Philadelphia, Atlanta and San Diego. Additionally, the Museums, International, Rental and Piper sales groups experienced a 45% increase in their combined sales during the second quarter of 1997 as compared with their second quarter 1996 combined sales results. The Company's majority-owned Expose' Display Systems Inc. subsidiary experienced a 94% increase in its second quarter 1997 revenues as compared with that subsidiary's revenues during the same period in 1996. This increase is primarily due to higher sales from Expose's laminated modular exhibit system - Expose' LS. The Company's Portable sales group, which distributes portable and modular exhibit systems, second quarter 1997 revenues declined when compared with second quarter 1996 revenues. This expected revenue decrease was due to closing of portable exhibit sales offices in Harrisburg, PA and Wayne, New Jersey during the fourth quarter of 1996. However, the reduced overhead costs associated with the closed offices positively impacted second quarter 1997 profits as compared with second quarter 1996 profits from the Portables group.

Operating Profits

         The 18% increase in second quarter 1997 revenues as compared with second quarter 1996 revenues contributed to a 43% increase in the Company's operating profits during the respective comparative periods. The Company's gross profit level fell to 27.1% as compared with 28.2%, during the respective comparative periods of 1997 and 1996, primarily due to higher sales levels achieved by Piper, whose margins are historically lower than those of the Sparks companies due to the nature of their market and products. Selling and general and administrative costs, as a percentage of sales, fell by approximately 2.0% during the second quarter of 1997 as compared with the second quarter of 1996, also contributing to the higher operating profits recorded during the second quarter of 1997.

Other Income (Expense):

         Other income (expense) increased from ($6,027) during the second quarter 1996 as compared with the second quarter 1997 income of $52,221. This increase in other income during the second quarter of 1997 is primarily attributable to interest income and gains from the sale of certain investments during the second quarter of 1997. However, interest expense went down $17,000 during the second quarter 1997 due to the overall reduction of the Company's long-term debt balances from 1996 to 1997.

Income Taxes

         The provision for income taxes, as a percentage of income before income taxes, increased to approximately 40% during the second quarter of 1997 as compared to 30% during the second quarter of 1996. The higher second quarter 1997 rate reflects federal and state income taxes at statutory rates. The 1996 rate reflects the benefit from the release of valuation allowances based upon the Company's expected realization of future benefits from its net operating loss carryforward.

 Net Income

         During the second quarter of 1997, net income increased 36% to $382,724 ($.07 per share) as compared with second quarter 1996 net income of $280,386 ($.05 per share). The increase is primarily attributable to the 18% sales increase during the second quarter of 1997 as compared with the second quarter of 1996. The tax provision utilized during the second quarter of 1997, as a percentage of income before income taxes, increased to 40% from the 30% rate used during the second quarter of 1996, as more fully described in the Income Taxes section of this MD&A. Exclusive of the effects of the different tax rates used to provide for income taxes, 1997 earnings per share increased 40%, or $.02 per share ($.07 during the second quarter of 1997 as compared with $.05 during the second quarter of 1996) as follows:

                                                         Second Quarter
                                                  ------------------------------
                                                    1997                  1996
                                                  --------              -------
Income before income taxes                        $632,724           $  400,386
 Adjusted, comparative tax rate                         40%                  40%
                                                  --------            ---------
Provision for income taxes                         250,000              158,000
Net income, as adjusted                           $382,724           $  242,386
                                                 =========           ==========
Weighted average shares outstanding              5,599,923            5,175,966
                                                 ---------           ----------
Net income per common share, as adjusted              $.07                 $.05
                                                      ====                 ====

         This increase in second quarter 1997 earnings per share includes the dilutive effect of issuing over 206,456 additional shares of the Company's common stock during the first quarter of 1997 in connection with converting $283,056 of Sparks sellers' debt into the Company's common stock (Note 6). Additionally, the higher trading level of the Company's common stock since the second quarter of 1996 signficantly increased the dilutive effect from the Company's incentive stock option programs which increased the number of common shares assumed to be outstanding at June 30, 1997.

Backlog:

         The Company's backlog of orders at June 30, 1997 increased approximately 60%, to approximately $13.0 million as compared with $8.0 million as of June 30, 1996. This significant increase is predominantly attributable to a backlog of new orders generated from new and historic custom trade show exhibit customers, the Museums sales group and Piper Productions during the second quarter of 1997.

         Six months ended June 30, 1997 as compared with six months ended June 30, 1996

Sales

         Revenues of $24.0 million exceeded revenues of $18.9 million by approximately 27% between the respective comparative six month periods of 1997 and 1996.

         The increase in 1997 six month revenues, as compared with the same period during 1996, is partially due to the general increase in sales to both new and existing clients during 1997 which created a combined revenue increase of 12% in the Company's three custom exhibit manufacturing facilities - Philadelphia, Atlanta and San Diego. Additionally, the Museums, International, Rental and Piper sales groups more than doubled their combined sales during the initial six months of 1997 as compared with their initial six months of 1996 combined sales results. The Company's majority-owned Expose' Display Systems Inc. subsidiary doubled its initial six months of 1997 revenues as compared with their revenues during the same period in 1996. This increase is primarily due to higher sales from Expose's laminated modular exhibit system - Expose' LS. The Company's Portable sales group initial six months of 1997 revenues declined when compared with related period 1996 revenues. This expected revenue decrease was due to closing of portable exhibit sales offices in Harrisburg, PA and Wayne, New Jersey during the fourth quarter of 1996. However, the reduced overhead costs associated with the closed offices positively impacted its first six months 1997 profits as compared with its first six months 1996 profits from the Portables group.

Operating Profits

         The 27% increase in six month 1997 revenues as compared with six month 1996 revenues contributed to a 50% increase in the Company's operating profits during the respective comparative periods. The Company maintained a relatively consistent gross profit level of 28.4% and 28.8% respectively. Selling, general and administrative costs, as a percentage of sales, fell by approximately 1.2% during the first six months of 1997 as compared with the first six months of 1996, also contributing to the higher operating profits recorded during 1997.


Other Income (Expense):

         Other income decreased from $994,814 during the first six months of 1996 as compared with the first six months of 1997 of $24,576. This signficant decrease in other income during the first six months of 1997 is attributable to the $1.0 million gain from the contract amendment (Note 4) recorded during the first quarter of 1996. Interest income increased during 1997 as compared with 1996 due to additional interest from its investments and gains from the sale of certain investments during the first six months of 1997. Interest expense went down $37,000 during the first six months of 1997 due to the overall reduction of the Company's long-term debt balances from 1996 to 1997. The increase in other (expense) reflects the increase in EDSI's profits and the minority partner's 49% interest in those profits.

Income Taxes

         The provision for income taxes, as a percentage of income before income taxes, increased to approximately 40% during the first six months of 1997 as compared to 30% in the first six months of 1996. The higher 1997 rate reflects federal and state income taxes at statutory rates. The 1996 rate reflects the benefit from the release of valuation allowances based upon the Company's expected realization of future benefits from its net operating loss carryforward.

 Net Income

         During the first six months of 1997, net income decreased to $785,028 ($.14 per share) as compared with first six month 1996 net income of $1,294,296 ($.26 per share). The decrease is primarily attributable to the $1.0 million gain from the contractual amendment which took place during the first quarter of 1996. Additionally, the tax provision during 1997, as a percentage of income before income taxes, increased to 40% from the 30% tax provision rate utilized during 1996, as more fully described in the Income Taxes section of this MD&A. Exclusive of the effects of the different tax rates used to provide for income taxes and the 1996 contractual gain, 1997 earnings per share increased by 40% as follows:

                                                           Six Months Ended
                                                                June 30
                                                                -------
                                                        1997               1996
                                                        ----               ----

Income before income taxes                           $1,295,028      $1,844,276
Non-recurring gain from
  contract amendment                                          -      (1,000,000)
                                                     ----------      ----------
         Sub-total                                    1,295,028         844,276
 Adjusted, comparative tax rate                              40%             40%
                                                     ----------      ----------
Provision for income taxes                              510,000         332,000
Net income, as adjusted                                $785,028      $  512,276
                                                     ==========      ==========
Weighted average shares outstanding                   5,616,074       4,889,895
                                                     ----------      ----------
Net income per common share, as adjusted                   $.14            $.10
                                                           ====            ====

         This increase in the first six months of 1997 earnings per share includes the dilutive effect of issuing 206,456 additional shares of the Company's common stock during the first quarter of 1997 in connection with converting $283,056 of Sparks sellers' debt into the Company's common stock (Note 6). Additionally, the higher trading level of the Company's common stock since the second quarter of 1996 signficantly increased the dilutive effect from the Company's incentive stock option programs which increased the number of common shares assumed to be outstanding shares at June 30, 1997.


Liquidity and Capital Resources

         During the six months of 1997, the Company increased its cash reserves by $2,249,249; from $3,300,010 to $5,549,259. As a result of the record sales level acheived and an increased backlog of orders not yet delivered at June 30, 1997, the Company experienced an increase in its trade accounts receivable and inventory balances approximating $1.5 million. This increase, however, was offset by a $2.9 million increase in accounts payable and other accrued expenses. The increase in trade payables and accrued expenses primarily relates to approximately $3.8 million of customer deposits collected against uncompleted contracts as of June 30, 1997 which substantially contributed to the Company's increase in cash balances as of June 30, 1997.

         The Company expended approximately $310,000 on capital assets including $140,000 of revenue-producing rental assets during the first six months of 1997.

         During the first six months of 1997, the Company did not borrow against its revolving credit facility to support the higher trade receivables and operating cash requirements of the business. Additionally, it repayed $600,000 of bank term debt during that period. Additionally, the Company converted $283,056 of term debt due to the Sellers of Sparks into 206,456 shares of the Company's common stock during the first six months of 1997 (see Note 6).

         The Company's June 30, 1997 current ratio of 1.7 to 1 remained consistent with the December 31, 1996 current ratio. The Company's debt to equity ratio increased from .6 to 1 as of December 31,1996 to .7 to 1 at June 30, 1997, primarily due to the higher levels of customer deposit liabilities noted in the prior paragraph. The Company maintains, but did not utilize, a $1.25 million credit facility. Additionally, the Company does not anticipate utilizing this facility to support operations for the remainder of the year.

OUTLOOK

         The initial six months of 1997 sales volume, approximating of $24.0 million, greatly contributed to the higher operating profits the Company experienced during the first six months of 1997. The Company expects continued sales growth in all business groups during 1997 except from the Portable exhibit group which closed two sales offices during the fourth quarter of 1996. The
Company's expects sales volume and operating profits during 1997 to be enhanced by the full year impact of revenues and earnings from the April 1996 acquired Piper Productions. Significant sales growth from the Museum , International , Rentals and Piper sales groups should compliment the expected sales growth in the Company's core Custom exhibits group. The Company's historic gross profit percentage may be difficult to maintain in light of the expected increase in 1997 sales volume from the Museum, the Rental and Piper sales groups, whose historic margins fall somewhat below traditional custom exhibit margins. Additionally, the Company's core business client base of Fortune 1000 companies are more tightly managing their marketing budgets which may negatively impact the Company's historic custom exhibit margins. The expected higher revenues and the related gross profits from the Museum, International, Rental and Piper groups, when coupled with the custom exhibit group's expected sales volume increase and the related gross profits, should enhance the Company's 1997 overall operating profits by aiding the Philadelphia, Atlanta and San Diego facilities to generate more consistent operating efficiencies.

         Sales volume from the Company's majority-owned EDSI should continue to exceed 1996 revenues as the expanded Expose' product lines become more widely accepted through the minority partner's distributor network. Operating results from this business group should also improve during 1997 if contractual fixed, selling and administrative cost allocations from the minority partner do not outpace the gross margins achieved from the expected additional sales volume.

         The Company is continuing its fourth quarter 1996 commenced project of replacing its existing management information systems hardware and software with state-of-the-art technology which should position the organization to effectively meet the changing environment of information processing among its clients and suppliers. Additionally, the new technology should increase operating efficiencies between the Company's four regional manufacturing facilities as information should be processed and managed more seamlessly. Accordingly, the Company hired a Director of Management Information Systems during the first quarter of 1997 to guide the Company in its acquisition and utilization of new hardware and software, with an overall budget most recently projected to approximate $600,000. The Company is hopeful that this necessary investment in technology will assist it in minimizing the need for significant additional support personnel as the expected sales growth continues.

         Management is encouraged by the Company's overall performance during the first six months of 1997 and realizes certain areas will continue to require additional attention and resources during 1997. While the Company's San Diego operation builds upon its progress from 1995 and 1996, the Company continues to seek additional account executives for that region to ensure positive trends in sales and operating profits during the balance of 1997 and beyond. To that end, the Company recently hired an experienced General Manager for that region to assist it in obtaining new account executives and providing the operation sales opportunities from his historic customer relationships. Conversely, the Atlanta operation continues to perform below management's expectations. While management is encouraged by the contributions made by the Rental group in the Atlanta facility, the Company's core custom exhibits group has an insufficient Atlanta client base to support the fixed costs of that operation, and is dependent upon the transfer of custom exhibit work from the Philadelphia, San Diego and Orlando facilities. The Company continues to focus on hiring experienced sales executives with an existing base of custom exhibit clients, within the Atlanta region to contribute the additional sales volume which should assist in stabilizing the Atlanta facility's results of operation.

The Company has entered into a definitive purchase agreement to acquire DMS Store Fixtures, L.P. (DMS) located in King of Prussia, PA, for $14.5 million of cash and up to 2.25 million unregistered shares of its common stock, in accordance with the terms of a letter of intent announced on June 26, 1997. Privately-held DMS has supplied custom made fixtures and displays to national retailers, department stores and consumer products manufacturers for over 50 years. DMS had sales of approximately $30 million and operating profits approximating $2.8 million during 1996. The Company further announced that it received a bank commitment to provide the required financing for this transaction and the investment banking firm Legg Mason Wood Walker, the Company's financial advisor, rendered its opinion on the amount of consideration to be paid by the Company to be fair from a financial point of view. The purchase of DMS is subject to additional conditions including the approval by the Company `s shareholders and DMS having a minimum tangible net worth of $5,500,000 at closing. There can be no assurance that the transaction will be completed, or completed as currently anticipated. The Company's preliminary proxy materials regarding this acquisition have been filed with the Securities and Exchange Commission. Both the Company and DMS executives are working toward final consummation of the transaction during the fourth quarter of 1997.

         The Company's balance sheet, which includes strong current and debt to equity ratios, as well as cash flow from operations, is postured to support growth and investment in opportunities like the transaction described above, which could be translated into higher shareholder value. By meeting the outlined challenges, maintaining the highest standards for product quality and customer service, and, aggressively seeking acquisition possibilities, within industries meeting management's financial and synergy requirements, the Company will be positioned to take advantage of future opportunities.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions, capital expenditure requirements and the effects of competition on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis.


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

                                            MARLTON TECHNOLOGIES, INC.

/s/  E. D. Costantini, Jr.                 /s/  Robert B. Ginsburg
--------------------------------           ---------------------------------
Edmond D. Costantini, Jr.                  Robert B. Ginsburg
Chief Financial Officer                    President and Chief Executive Officer

Dated:  August 13, 1997