Form 10-Q
period 1997-09-30
MARLTON TECHNOLOGIES INC
filed 1997-11-12
CIK 96988

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_______

                         Commission file number 1-7708
                                               --------

                          MARLTON TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        New Jersey                                       22-1825970
-------------------------------                      -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

2828 Charter Road, Suite 101.
Philadelphia, PA                                           19154
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number        (215) 676-6900
                              --------------------


            Former name, former address and former fiscal year, if
                          changed since last report.

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X____ No_________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes_______ No__________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 4,772,414
      ---------

Transitional Small Business Disclosure Form (check one): Yes ______ No___X____

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1997 and December 31, 1996

                                                                (Unaudited)
                                                      September 30,      December 31,
                                    ASSETS                1997               1996
                                                      --------------   ----------------
Current:
   Cash and cash equivalents                          $   5,627,644     $     3,300,010
   Accounts receivable, net of allowance
     of $231,231 and $180,664, respectively               7,119,291           5,424,080
   Inventory (Note 2)                                     5,702,132           4,344,297
   Prepaids and other current assets                        795,713             452,930
   Deferred income taxes                                    419,000             419,000
                                                      -------------     ---------------
          Total current assets                           19,663,780          13,940,317

Property and equipment, net of accumulated
     depreciation and amortization of  $3,552,969
     and $3,128,354, respectively                         2,165,476           2,062,072
Rental assets, net of accumulated amortization
        of $1,277,424 and $825,134, respectively            748,790           1,013,361
Goodwill, net of accumulated amortization of $838,690
       and $734,456, respectively                         2,858,404           2,962,638
Deferred income taxes                                     1,159,870           1,558,870
Other assets, net of accumulated amortization
        of $1,091,450 and $1,019,855, respectively          561,182             653,357
                                                      -------------     ---------------
          Total assets                                $  27,157,502     $    22,190,615
                                                      =============     ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  $      18,924     $       653,918
   Accounts payable                                       2,897,959           2,586,572
   Accrued expenses and other                             9,035,521           4,916,511
                                                      -------------     ---------------
          Total current liabilities                      11,952,404           8,157,001

Long-term debt, net of current portion                      122,531             457,440
                                                      -------------     ---------------
          Total liabilities                              12,074,935           8,614,441
                                                      -------------     ---------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized
      10,000,000; 4,772,414 and 4,534,492 issued,
       respective                                           477,241             453,459
   Additional paid-in capital                            21,406,443          21,030,881
   Accumulated deficit                                  ( 6,689,440)        ( 7,796,489)
                                                      -------------     ---------------
                                                         15,194,244          13,687,851
   Less cost of 5,000 treasury shares                       111,677             111,677
                                                      -------------     ---------------
          Total stockholders' equity                     15,082,567          13,576,174
                                                      -------------     ---------------
          Total liabilities and stockholders' equity  $  27,157,502     $    22,190,615
                                                      ==============    ===============

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  (UNAUDITED)

                                                       Common Stock         Additional
                                     Shares        Issued       Treasury      Paid-in     Accumulated
                                     Issued        Amount        Amount       Capital       Deficit
                                     ------        ------        ------       -------       -------


Balance, January 1, 1997             4,534,592       $453,459    $(111,677)  $21,030,881   $(7,796,489)

Additional shares issued (Note 6)      237,822         23,782            -       375,562             -


Net income for the nine month
    period                                   -              -            -             -     1,107,049
                                   -----------    -----------  -----------   -----------   ------------
Balance, September 30, 1997         $4,772,414       $477,241    $(111,677)  $21,406,443   $(6,689,440)
                                   ===========    ===========  ===========   ===========   ===========

                See notes to consolidated financial statements

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                       For the nine months ended     For the three months ended
                                                             September 30,                 September 30,
                                                        1997            1996            1997            1996
                                                    --------------  -------------  ---------------- --------------
Net sales                                            $ 36,037,550   $ 29,109,018      $ 12,014,451   $ 10,243,445
Cost of sales                                          25,793,688     20,912,287         8,584,539      7,481,675
                                                     ------------   ------------      ------------   ------------
      Gross profit                                     10,243,862      8,196,731         3,429,912      2,761,770
                                                     ------------   ------------      ------------   ------------

Expenses:
     Selling                                            5,789,634      4,795,888         2,060,880      1,680,971
     Administrative and general                         2,776,851      2,339,160           962,107        868,578
                                                     ------------   ------------      ------------   ------------
                                                        8,566,485      7,135,048         3,022,987      2,549,549
                                                     ------------   ------------      ------------   ------------
      Operating profit                                  1,677,377      1,061,683           406,925        212,221
                                                     ------------   ------------      ------------   ------------

Other income (expense):
     Interest income                                      226,832        142,923           102,958         57,312
     Interest (expense)                                   (30,157)       (94,985)           (1,786)       (29,732)
     Other income (expense)                               (43,003)       (41,867)           27,924        (16,323)
     Gain from contract amendment (Note 4)                      -      1,000,000                 -              -
                                                     ------------   ------------      ------------   ------------
                                                          153,672      1,006,071           129,096         11,257
                                                     ------------   ------------      ------------   ------------
Income before provision for income taxes                1,831,049      2,067,754           536,021        223,478

Provision for income taxes (Note 3)                       724,000        610,000           214,000         60,000
                                                     ------------   ------------      ------------   ------------

Net income                                             $1,107,049     $1,457,754          $322,021       $163,478
                                                     ============   ============      ============   ============

Number of common shares, weighted average:
  Primary                                               5,710,272      5,090,957         5,848,654      5,375,737
  Fully diluted                                         5,748,041      5,605,593         6,442,555      5,604,682

Income per common share (Note 5):
  Primary                                               $.19            $.29            $.06            $.03
  Fully diluted                                         $.19            $.26            $.05            $.03


                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (Unaudited)
                                                              Nine months ended
                                                                September 30,
                                                             1997         1996
                                                          -------------------------
Cash flows provided by operating activities:
     Net income                                            $1,107,049   $1,457,754
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                     1,250,209    1,177,053
          Decrease in deferred tax asset                      399,000      365,000
          Other operating items, net                           20,580       68,595
     Change in assets and liabilities:
          (Increase) in accounts receivable, net           (1,695,211)  (1,494,881)
          (Increase) in inventory                          (1,357,835)  (1,528,180)
          (Increase) in prepaids and other assets            (342,783)    (223,813)
          Increase in accounts payable and other accrued
              expenses (Note 4)                             4,430,397    2,468,780
                                                           ----------   ----------
     Net cash provided by operating activities              3,811,406    2,290,308
                                                           ----------   ----------

Cash flows (expended through) investing activities:
     Capital expenditures for rental assets and property
           and equipment                                     (913,213)  (1,271,839)
     Minority investment in Sparks Japan (Note 4)                   -      (25,000)
     Net cash paid to acquire Piper                                 -      (50,000)
                                                           ----------   ----------
     Net cash (expended through) investing activities        (913,213)  (1,346,839)
                                                           ----------   ----------

Cash flows provided by (expended through)
  financing activities:
     Issuance of common stock                                 399,344    1,350,000
     Note payable, related to Piper acquisition               (20,000)     100,000
     Principal payments on long-term debt                    (949,903)    (379,294)
                                                           ----------   ----------
     Net cash provided by (expended through)
           financing activities                              (570,559)   1,070,706
                                                           ----------   ----------

Increase in cash and cash equivalents                       2,327,634    2,014,175
Cash and cash equivalents - beginning of period             3,300,010    1,028,606
                                                           ----------   ----------
Cash and cash equivalents - end of period                  $5,627,644   $3,042,781
                                                           ==========   ==========

Supplemental cash flow information:
     Cash paid for interest                                $   30,157   $   87,994
                                                           ==========   ==========
     Cash paid for income taxes                            $   38,500   $   20,500
                                                           ==========   ==========

                See notes to consolidated financial statements.

                       MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

       Summary of Accounting Policies:

1.     Basis of Presentation:

              The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"). All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of September 30, 1997 and the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996, respectively. The December 31, 1996 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the September 30, 1997 consolidated balance sheet.

2.    Inventory:

        Inventory, as of the respective dates, consist of the following:

                                   September 30, 1997        December 31, 1996
                                   ------------------        -----------------

        Raw Materials                $  931,400                 $  775,805
        Work In Process               4,770,732                  3,568,492
                                     ----------                 ----------
                                     $5,702,132                 $4,344,297
                                     ==========                 ==========

3.    Income Taxes:

      The components of the provision for income taxes for the respective nine month periods ended September 30, were as follows:

                                        1997                        1996
                                        ----                        ----

            Currently payable:
              Federal                $145,000                   $105,000
              State                   180,000                    140,000
                                      -------                    -------
                                      325,000                    245,000
            Deferred:
              Federal                 399,000                    365,000
                                      -------                    -------
                                     $724,000                   $610,000
                                     ========                   ========

      The significant component of the deferred income tax provisions in 1997 and 1996 was the utilization of the Company's net operating loss carryforward. The difference between the provisions for income taxes computed at the federal statutory rate of 34% and that reported for financial statement purposes is primarily a result of state and local income taxes and goodwill amortization offset during 1996 by a benefit from a change in the estimate for the expected realization of future benefits from net operating loss carryforwards.

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

6.    Cash Flow Information:

            During 1995, the Company issued to three Sellers, two-year notes amounting to $283,877 and bearing interest at 8% and payable quarterly in lieu of the final payment for additional consideration in connection with the 1990 acquisition of Sparks Exhibits Corp. The notes were convertible into the Company's common stock at $1.375 per share, which conversion rights were exercised by the Sellers during the first quarter of 1997.

            During 1997, the Company issued 31,366 shares of its common stock to certain directors and employees and the Company's 401(k) plan for director fees, stock awards, exercised stock options and 401(k) contributions under the Company's employment benefit plan.

7.    Potential Acquisition:

     The Company entered into a definitive purchase agreement to acquire DMS Store Fixtures, L.P. ("DMS"), for $14.5 million of cash and up to 2.25 million unregistered shares of its common stock, in accordance with the terms of a letter of intent announced on June 26, 1997. Privately-held DMS supplies custom made fixtures and displays to national retailers, department stores and consumer product manufacturers. DMS had sales of approximately $30 million and operating profits approximating $2.8 million during 1996. The purchase of DMS is subject to additional conditions including the approval by the Company's shareholders and DMS having a minimum tangible net worth of $5,500,000 at closing. As of September 30, 1997, the transaction had not been completed. Should the transaction be completed, it will be accounted for under the purchase method. The results of operations of DMS will be included in the consolidated financial statements from the date the acquisition is completed.

8.      Recently Issued Accounting Standards

        In February, the Financial Accounting Standards Board issued Statement of Financial Account Standards (SFAS) No. 128, "Earnings Per Share". This Statement establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the provisions of SFAS No. 128.

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

During April 1996, the Company acquired Piper Productions, Inc. of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhances the Company's ability to pursue exhibit opportunities within Piper's areas of expertise. During December 1996, Incorporated's assets and operations were consolidated into Piper.

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

RESULTS OF OPERATIONS

       Three months ended September 30, 1997 as compared with three months ended September 30, 1996

Sales

       Third quarter 1997 revenues of $12.0 million exceeded third quarter 1996 revenues of $10.3 million by approximately 17%.

       The increase in 1997 third quarter revenues, as compared with the same period during 1996, is due to the general increase in sales to both new and existing clients during the third quarter of 1997 in all areas of the Company's business except for the Museum sales group and Portable sales group. The Company's Museum sales group revenues for the third quarter of 1997 declined by 68% when compared with 1996 third quarter revenues due to the timing of revenue recognition for these longer-term contracts. During the third quarter of 1997, the Museum sales group was awarded a contract in excess of $3.5 million, scheduled to be completed during the fourth quarter of 1998. Additionally, the Museum sales group currently has, in process, a $2.5 million contract with final delivery and installation expected to occur during the first quarter of 1998. The Company's Portable sales group, which distributes portable and modular exhibit systems, experienced an expected decline in third quarter 1997 revenues when compared with third quarter 1996 revenues due to closing of portable exhibit sales offices in Harrisburg, PA and Wayne, New Jersey during the fourth quarter of 1996. However, the reduced overhead costs associated with the closed offices positively impacted third quarter 1997 profits, as compared with the third quarter 1996 profits, of the Portables group.


Operating Profits

       The 17% increase in third quarter 1997 revenues as compared with third quarter 1996 revenues contributed to a 91% increase in the Company's operating profits to $406,925 from $212,221 during the respective periods. The Company's gross profit level increased to 28.5% as compared with 27%, during the respective periods of 1997 and 1996. This increase in the gross profit percentage is primarily attributable to a signficant increase in custom manufacturing throughout all our facilities during the third quarter of 1997 as compared with its 1996 third quarter revenues. Selling and general and administrative costs, as a percentage of sales, remained relatively constant, at approximately 25.0%, during the respective third quarters of 1997 and 1996. The Company's 51% owned subsidiary, EDSI, did not contribute to the Company's operating profits during the third quarter of 1997 as it did during the same quarter during 1996. This decrease in operating results during 1997 was due to lower gross profit margins and higher fixed overhead costs, contractually charged to EDSI by ADSI, the minority shareholder of EDSI.


Other Income (Expense):

       Other income increased from $11,257 during the third quarter of 1996 to $129,096 during the third quarter of 1997. This increase in other income during the third quarter of 1997 is primarily attributable to interest income and gains from the sale of certain investments. Interest expense decreased by approximately $28,000 during the third quarter of 1997 due to the overall reduction of the Company's long-term debt balances from 1996 to 1997.

Income Taxes

       The provision for income taxes, as a percentage of income before income taxes, increased to approximately 40% during the third quarter of 1997 as compared with 27% during the third quarter of 1996. The higher third quarter 1997 rate reflects federal and state income taxes at statutory rates. The third quarter 1996 rate reflects the benefit from the release of valuation allowances based upon the Company's expected realization of future benefits from its net operating loss carryforward.

 Net Income

       During the third quarter of 1997, net income doubled to $322,021 ($.06 per share) as compared with third quarter 1996 net income of $163,478 ($.03 per share). The increase is primarily attributable to the 17% increase in sales during the third quarter of 1997 as compared with the third quarter 1996 revenues. The tax provision utilized during the third quarter of 1997, as a percentage of income before income taxes, increased to 40% from the 27% rate used during the third quarter of 1996, as more fully described in the "Income Taxes" section of this MD&A.

       The increase in third quarter 1997 earnings per share includes the dilutive effect of issuing 237,822 additional shares of the Company's common stock during the first three quarters of 1997 in connection with converting $283,056 of Sparks sellers' debt into the Company's common stock and 31,366 shares issued to certain directors, employees and the Company's 401(k) plan (Note 6). Additionally, the higher trading price per share of the Company's common stock has signficantly increased the dilutive effect from the Company's incentive stock option programs which increased the number of common shares assumed to be outstanding at September 30, 1997.

Backlog

       The Company's backlog of orders at September 30, 1997 increased signficantly, to approximately $15.0 million as compared with $6.1 million as of September 30, 1996. This significant increase is predominantly attributable to a backlog of new orders generated from the Museum sales group and Piper Productions.

       Nine months ended September 30, 1997 as compared with nine months ended September 30, 1996

Sales

       Revenues of $36.0 million exceeded revenues of $29.1 million by approximately 24% between the respective comparative nine month periods of 1997 and 1996.

       The increase in 1997 nine month revenues, as compared with the same period during 1996, is partially due to the general increase in sales to both new and existing clients during 1997 in all of the Company's business groups except the Museum sales group and the Portables sales group. Additionally, Piper's 1996 sales results through the third quarter include sales from the date of its acquisition, April 1, 1996, while 1997 results include 9 months of sales. The Company's Portable sales group revenues for the initial nine months of 1997 declined when compared with the related 1996 nine-month period revenues due to closing of portable exhibit sales offices in Harrisburg, PA and Wayne, New Jersey during the fourth quarter of 1996. However, the reduced overhead costs associated with the closed offices helped to double the Portables group first nine months 1997 operating profits as compared with its first nine months 1996 operating profits. The Museum sales group's revenues for the nine months ended September 30, 1997 decreased approximately $1.6 million as compared with the same period during 1997. However, this reduction in recognized revenues is due to the timing of sales during 1997 as compared with the same period during. As previously indicated, the Museum sales group was recently awarded a contract in excess of $3.5 million and is currently in process with a $2.5 million contract. Both of these jobs are scheduled to be completed during 1998.

Operating Profits

       The 24% increase in nine month 1997 revenues as compared with nine month 1996 revenues contributed to a 58% increase in the Company's operating profits during the respective periods. The Company maintained a relatively consistent gross profit level of 28.4% and 28.2% during the respective nine month periods of 1997 and 1996. Selling, general and administrative costs, as a percentage of sales, fell by approximately .75% during the first nine months of 1997 as compared with the first nine months of 1996, also contributing to the higher operating profits recorded during 1997. Lower gross profit margins and higher selling costs from EDSI negatively impacted 1997 operating profits as compared with 1996 operating profits. While sales of the Expose' LS product have increased, related costs of design, engineering and manufacturing have also increased and negatively impacted that groups' operating profits.

Other Income (Expense):

       Other income decreased from $1,006,071 during the first nine months of 1996 to $153,672 during the first nine months of 1997. This signficant decrease in other income during the first nine months of 1997 is attributable to the $1.0 million gain from the contract amendment (Note 4) recorded during the first quarter of 1996. Interest income increased during 1997 as compared with 1996 due to additional interest and gains from the sale of certain investments during the first nine months of 1997. Interest expense decreased $65,000 during the first nine months of 1997 due to the overall reduction of the Company's long-term debt balances from 1996 to 1997.

Income Taxes

       The provision for income taxes, as a percentage of income before income taxes, increased to approximately 40% during the first nine months of 1997 as compared with 27% during the first nine months of 1996. The higher 1997 rate reflects federal and state income taxes at statutory rates. The 1996 rate reflects the benefit from the release of valuation allowances based upon the Company's expected realization of future benefits from its net operating loss carryforward.

 Net Income

       During the first nine months of 1997, net income decreased to $1,107,049 ($.19 per share) as compared with first nine months of 1996 net income of $1,457,754 ($.29 per share). The decrease is attributable to the $1.0 million gain from the contractual amendment which took place during the first quarter of 1996. Additionally, the tax provision during 1997, as a percentage of income before income taxes, increased to 40% from the 27% tax provision rate utilized during 1996, as more fully described in the "Income Taxes" section of this MD&A. Exclusive of the effects of the different tax rates used to provide for income taxes and the 1996 gain from the contractual amendment, 1997 earnings per share increased by 46% as follows:

                                                         Nine months ended
                                                           September 30,
                                                           -------------
                                                       1997           1996
                                                       ----           ----

Income before income taxes                          $1,831,049     $2,067,754
Non-recurring gain from
  contract amendment                                         -    ( 1,000,000)
                                                    ----------    -----------
       Sub-total                                     1,831,049      1,067,754
 Adjusted, comparative tax rate                             40%            40%
                                                    ----------    -----------
Provision for income taxes                             724,000        427,000
Net income, as adjusted                             $1,107,049     $  640,754
                                                    ==========    ===========
Weighted average shares outstanding                  5,710,272      5,090,957
                                                    ----------    -----------
Net income per primary common share, as adjusted          $.19           $.13
                                                    ==========    ===========

       This increase in the first nine months of 1997 earnings per share includes the dilutive effect of issuing a total of 237,822 additional shares of the Company's common stock during the first nine months of 1997 by converting $283,056 of Sparks sellers' debt into the Company's common stock and by issuing 31,366 shares to certain directors, employees and the Company's 401(k) plan (Note 6). Additionally, the higher trading price per share of the Company's common stock since 1996 has signficantly increased the dilutive effect from the Company's incentive stock option programs which increased the number of common shares assumed to be outstanding at September 30, 1997.


Liquidity and Capital Resources

       During the nine months of 1997, the Company increased its cash reserves by $2,327,634; from $3,300,010 to $5,627,644. As a result of the record sales level acheived and an increased backlog of orders not yet delivered at September 30, 1997, the Company experienced an increase in its trade accounts receivable and inventory balances of approximately $3.0 million. This increase, however, was offset by a $4.4 million increase in accounts payable and other accrued expenses. The increase in trade payables and accrued expenses primarily relates to a $4.0 million increase in customer deposits collected against uncompleted contracts as of September 30, 1997, which substantially contributed to the Company's increase in its cash balances as of September 30, 1997.


       The Company expended approximately $913,000 for capital assets during the initial nine months of 1997, including $275,000 for machinery, equipment, leasehold improvements, furniture and fixtures and other office equipment as well as $188,000 for revenue-producing rental property and equipment. Additionally, the Company spent $75,000 to upgrade its Computerized Automated Design ("CAD") equipment during the first nine months of 1997. As reported in prior filings, the Company is currently installing a new management information system ("MIS") which is expected to be fully-operational during 1998. Through September 30, 1997, $375,000 has been spent toward the installation of this technology.

       During the first nine months of 1997, the Company did not borrow against its revolving credit facility to support the higher trade receivables and operating cash requirements of the business. Additionally, it repayed $667,000 of bank term debt during that period. The Company also converted $283,056 of term debt due to the Sellers of Sparks into 206,456 shares of the Company's common stock (see Note 6) and repaid $20,000 of term debt due to the Seller of Piper during the first nine months of 1997.

       The Company's September 30, 1997 current ratio of 1.6 to 1 remained relatively consistent with the 1.7 to 1 December 31, 1996 current ratio. The Company's debt to equity ratio increased from .6 to 1 as of December 31,1996 to .8 to 1 at September 30, 1997, primarily due to the higher levels of customer deposit liabilities noted in the first paragraph of this section. The Company maintains, but did not utilize, a $1.25 million credit facility and does not anticipate utilizing this facility to support operations during the fourth quarter of 1997.


OUTLOOK

       Management is encouraged by the Company's overall performance during the first nine months of 1997 and realizes certain areas will continue to require additional attention and resources during 1997. While the Company's West Coast operation builds upon its progress from 1995 and 1996, the Company continues to seek additional account executives for that region to ensure positive trends in sales and operating profits during the balance of 1997 and beyond. To that end, the Company hired an experienced General Manager for that region. Since this hire, the Company has secured several new account executives for the West Coast region. While the Atlanta operation posted record quarterly sales results during the third quarter of 1997, which contributed significant operating profits for the Company during that quarter, long-term concerns about a stable, consistent client base to support the fixed costs of that operation continue.

Accordingly, this facility remains dependent upon the transfer of custom exhibit work from the Philadelphia, San Diego and Orlando facilities. The Company continues to focus on hiring experienced sales executives, with an existing base of custom exhibit clients, for the Atlanta region, which is necessary to stabilize its on-going results of operation.

       Sales volume from the Company's majority-owned EDSI should continue to exceed 1996 revenues as the expanded Expose' product lines become more widely accepted through the minority partner's distributor network. Operating results from this business group have declined during 1997 primarily due to the lower gross profit margins and higher selling costs incurred by EDSI. A reduction in future operating margins from EDSI will continue until the costs of design, engineering and fabrication of the newest product line, Expose' LS, becomes more streamlined and efficient. The Expose' LS product line represents a hybrid marketing solution for customers requiring a substantial, high-impact exhibit at prices which are lower than traditional custom-built exhibits. Accordingly, this modular, laminated system is, often-times, custom-designed, requiring special engineering and manufacturing processes. These additional costs have been absorbed by EDSI during the short-term. EDSI management is exploring less expensive, more efficient, automated processes to fulfill customer orders for this product.

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

                                         MARLTON TECHNOLOGIES, INC.


--------------------------------         -------------------------------
Edmond D. Costantini, Jr.                Robert B. Ginsburg
Chief Financial Officer                  President and Chief Executive Officer

Dated:  November 12, 1997