Form 10-K
period 1997-12-31
MARLTON TECHNOLOGIES INC
filed 1998-03-31
CIK 96988

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                  (Name of issuer as specified in its charter)

      New Jersey                                         22-1825970
-----------------------                      ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)


2828 Charter Road, Suite 101, Philadelphia, Pa                        19154
----------------------------------------------                      ---------
  (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:                (215) 676-6900
                                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:                                 Name of each exchange:
--------------------                                 -----------------------
Common Stock, $.10 par value                         American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Exchange Act:  None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X____ No_______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __

Issuer's revenues for its most recent fiscal year:  $48,715,828
The aggregate market value of the voting stock held by non-affiliates of the Issuer at March 25, 1998 was $23,691,580. As of March 25, 1998, there were 6,974,578 shares of Common Stock, $.10 par value, of the Issuer outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by reference into this Form 10-K.

(i) Information from the Issuer's definitive proxy statement for the 1998 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 10, 11, 12 and 13.

(ii) Information from the Issuer's Registration Statement on Form S-8, File No. 33-3647, has been incorporated by reference in Part IV - Item 14(a)(3)(a)(i).

(iii) Information from the Issuer's Supplement to Proxy Statement dated June 6, 1990 has been incorporated by reference in Part IV - Item 14(a)10(a).


Exhibit Index Appears on Page 20                     Page 1 of  102

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Marlton Technologies, Inc. (the "Issuer" or "Company") was incorporated as a New Jersey corporation in 1966. The Issuer's business was related to computerized electronic telecommunication systems until 1988, when it sold substantially all of its operating assets.

On August 7, 1990, the Issuer acquired the business of Sparks Exhibits Corp. ("Sparks") in Philadelphia, Pennsylvania. Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services and designs and sells portable exhibits. During the fourth quarter of 1990, the Issuer acquired the accounts and assets of the trade show exhibit division of a competitor and also established a portable exhibits group. The Issuer subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") during July 1991 in the Atlanta, Georgia area,
(ii)Sparks Exhibits, Ltd. ("Limited") during July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit manufacturing companies. During August 1993, the rights and related business assets to a panelized portable trade show exhibit owned by Limited were transferred to a 51% Issuer -owned subsidiary, Expose Display Systems , Inc. ("EDSI"), with the manufacturing and distribution facilities moved to Los Angeles, California during March 1994. During April 1996, the Issuer acquired the stock of Piper Productions, Inc. ("Piper") in Orlando, Florida, and in December 1996 the operations of Incorporated were combined into Piper. In addition to Incorporated's trade show exhibit business, Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. On December 31, 1997, the Issuer acquired DMS Store Fixtures Corp. ("DMS") in King of Prussia, Pennsylvania. DMS supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. Currently all of the Issuer's operating revenues are derived from Sparks, Exhibits, Limited , Incorporated (collectively, the "Sparks Companies"), EDSI, Piper and DMS.


Business of Issuer

         Products and Services:

The Sparks Companies custom design and manufacture sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provide trade show services, and sell portable exhibits. EDSI produces and distributes a line of panelized portable exhibits. Piper is a theatrical construction company that specializes in the manufacture of scenery for live shows, television, theme park attractions, themed interiors and themed trade show exhibits. Clients include industry, government, museum, theme park companies and commercial establishments. Graphics and industrial designers develop and manage custom design requirements from concept through final construction, employing sophisticated computer-aided design software and hardware. Complete graphics facilities provide full in-house dark room capabilities, silk-screening, and state of the art computerized design/graphics. Electronics and audiovisual capabilities include on-staff electronic specialists, consultants, and vendor relationships which provide multi-media equipment and programs, fiber-optic technology, laser disk video interactive program production, video and computer games, simulators, and customized software and hardware applications. The Sparks Companies are full service exhibit houses, providing show service coordination, freight coordination, refurbishing, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects in excess of $100,000. Additionally, a majority of these clients store their exhibits at a Sparks Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Sparks Companies also represent domestic clients who desire to exhibit at international trade shows. The Sparks Companies design such exhibits, and, through an international network of independent exhibit manufacturers, arrange for the manufacture and delivery of trade show exhibits to the desired trade show. The Sparks Companies also design and manufacture trade show exhibits for a number of United States subsidiaries of foreign corporations, for use in domestic trade shows. In 1992, Limited began to produce and distribute panelized portable exhibits known as "Expose", through a network of predominantly U.S. portable exhibit dealers, including the Sparks Companies and unaffiliated dealers. Since August 1993, EDSI has assumed responsibility for this portable exhibit production and distribution. DMS is engaged in the business of supplying custom store fixtures, showcases and point of purchase displays for retailers. DMS has expertise and capabilities to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment and development of a prototype, if necessary. Engineering drawings are then produced and provided to a factory for production. DMS utilizes various manufacturers with whom it has developed long standing business relationships for the production of its products. These factories work closely with the DMS management team. The retail fixture industry includes outfitting new retail stores and remodeling existing stores, including specialty apparel chains, "category killer" stores, department stores, outlet stores, supermarkets, building supply stores and drug stores.


         Marketing and Distribution:

Sales by the Sparks Companies to domestic customers for both domestic and foreign trade shows and sales by Piper and DMS to primarily domestic customers are solicited through internal marketing groups. Purchase of sophisticated exhibit and display products usually involves a substantial dollar commitment by the customer as significant expertise is required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and manufacturing of sophisticated exhibit and display products as well as complying with internal profitability requirements. In addition to the sales personnel, senior officers devote substantial time and effort to sales and marketing activities. EDSI's panelized portable exhibits are marketed by EDSI's minority shareholder, Abex Display Systems, Inc. ("ADSI"), to retail portable exhibit dealers by direct solicitation, media advertising and participation in trade shows for the portable exhibit industry.

         Manufacturing and Raw Materials:

The Sparks Companies design, develop and manufacture custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehousemen. Specialty items such as steel work and studio production are subcontracted. The Sparks Companies also subcontract the manufacture of exhibits for foreign trade shows. The Sparks Companies coordinate shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently store the exhibit for the customer. Piper's manufacturing comprises various technical and artistic disciplines. Piper employs scenic carpenters and metal workers to fabricate scenery which is painted by skilled scenic artists. DMS utilizes manufacturers with whom it has developed long standing business relationships from the early 1980's for the production of its products. Raw materials for custom, scenic and portable exhibits, store fixtures and displays, as well as subcontractor work, are readily available from various vendors. Patents, trademarks and licenses are not important to operations. The Philadelphia and King of Prussia, PA operations are the only unionized facilities, with a three-year labor contract expiring June 30, 1998 in Philadelphia, and a three year labor contract expiring November 14, 1998 in King of Prussia, PA. Portable exhibit configurations, together with graphics and signage, are typically designed by the Sparks Companies for a client. Portable exhibits are produced by EDSI, in the case of Expose, or are purchased from unrelated manufacturers for resale. Graphics and signage may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Sparks Companies have obtained such distribution rights from their primary sources of portable exhibits, and other portable exhibit dealers have been granted such distribution rights with regard to Expose. Amounts spent by EDSI during each of the last three years on the development of new products, including the required machinery, equipment and tooling to manufacture and produce the products approximates $28,000, $325,000 and $144,000, during 1997, 1996 and 1995, respectively. Other than previously described, the Company made no material disbursements during each of the last three fiscal years for research and development activities.

         Seasonality of Business:

Trade shows traditionally occur regularly throughout the year with the exception of the third quarter when business to business trade shows are historically at a low point. The Sparks Companies' business has also been of a seasonal nature due to the fact that trade show activities in specific industries, such as health care and telecommunications, are a function of the seasonal show schedules in such industries. DMS' business tends to be slower in the fourth and first quarters due to retailers desires not to install or plan new fixtures during their traditionally busy year end season. The Sparks Companies have embarked on a program to seek new clients and sales people with client bases in different industries to reduce the effects of the slower sales period. Additionally, the Issuer is now offering other products and services, such as sales of scenic and themed exhibits, portable exhibits, and permanent exhibits which are less seasonal in nature.


         Working Capital:

The Sparks Companies', Piper's, EDSI's and DMS' working capital requirements are fulfilled by funds generated through operations, bank term loans and revolving credit facilities. Working capital requirements are generally not affected by project size requirements or accelerated delivery for major customers due to general policies of progress billing on larger jobs. Additionally, the Sparks Companies, Piper, EDSI and DMS do not require continuous allotments of raw materials from suppliers and other than DMS, do not generally provide extended payment terms to customers other than lease and purchase arrangements with credit-worthy customers, not exceeding terms of three years.

         Significant Customers:

During 1997 and 1996, no individual customer accounted for at least 10% of consolidated net sales. However, DMS annual sales have historically been significantly reliant upon two customers for a major portion of their annual revenues. The Company expects this situation to continue during 1998.


         Backlog:

The Sparks Companies', Piper's and EDSI's backlog of orders at December 31, 1997, and 1996 was approximately $18,000,000 and $8,500,000, respectively. DMS's backlog of orders at December 31, 1997 and 1996 was approximately $5,600,000 and $7,400,000, respectively. The higher backlog level for DMS at December 31, 1996 was primarily due to an international order received but not delivered as of that date. Generally, DMS's backlog of orders are recognized as sales during the subsequent six month period. The entire current backlog relates to expected 1998 sales. The Sparks Companies, Piper, EDSI and DMS maintain a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in Sparks Companies' facilities. There are also a significant amount of Sparks Companies, Piper and DMS proposals outstanding with current and prospective clients. Sales for the Sparks Companies routinely occur during the period immediately preceding customer trade shows.

         Competition:

The Sparks Companies, Piper and DMS compete with other companies offering similar products and providing similar services on the basis of price, quality, performance and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit manufacturing market, retail store fixture and display market and portable exhibits sales market include a large number of national and regional companies, some of which have substantially greater sales and resources than the Sparks Companies, Piper and DMS. In addition to their Philadelphia, Atlanta, San Diego and Orlando manufacturing facilities, the Sparks Companies and Piper utilize their national and international affiliations and relationships to meet customers needs in other geographic areas. EDSI competes primarily with other manufacturers of portable exhibits, some of which have substantially greater operating histories, sales and resources than EDSI. Due to the lack of specific public information, the Sparks Companies', Piper's, EDSI's and DMS's competitive position is difficult to ascertain.

         Environmental Protection:

The Sparks Companies', Piper's, EDSI's and DMS's compliance with Federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have a material effect upon their capital expenditures, earnings, and competitive position.

         Employees:

The total number of persons employed by the Issuer is approximately 310 of which 305 are full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

The Issuer currently leases five primary facilities as follows:

          Location     Square Footage            Purpose

Philadelphia, PA          235,000   Office, showroom, warehouse & manufacturing
Austell, GA                81,000   Office, showroom, warehouse & manufacturing
El Cajon, CA               80,000   Office, showroom, warehouse & manufacturing
King of Prussia, PA        60,000   Office and warehouse
Orlando, Florida           45,000   Office, warehouse & manufacturing

The Issuer's subsidiaries also have approximately five sales offices of under 1,000 square feet each. Additionally, EDSI operates in approximately 90,000 square feet of office, showroom, warehouse and manufacturing space within the minority shareholder's North Hollywood, California facility.

         The Sparks Companies' and Piper's office, showroom, warehouse and manufacturing facilities and DMS's office and warehouse facilities were all in good condition and adequate for 1997, based on normal five-day operations, and are adequate for 1998 operations, including any foreseeable internal growth. The Issuer does not anticipate any difficulty in acquiring additional space, if necessary.

ITEM 3   LEGAL PROCEEDINGS

The Issuer is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted and approved at a special meeting held on December 12, 1997:

          (i)    To approve the acquisition of DMS Store Fixtures Corp.:
                 For:     2,929,453        Against: 57,934   Abstain: 4,484

         (ii) Increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 shares:
                 For:     3,333,698        Against: 355,007  Abstain: 7,134

         (iii)   To authorize 10,000,000 shares of undesignated preferred stock:
                 For:     3,510,091        Against: 374,194  Abstain: 20,534


                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sales prices of the Common Stock, par value $.10 per share, of the Issuer on its principal market, the American Stock
Exchange:

                         1997                            1996
                         ----                            ----
    Quarter        High          Low               High          Low
    -------        ----          ---               ----          ---
      1           4-3/16        3-3/8              2-1/2        1-1/4
      2           4-7/16        3-1/4              3-1/2        1-5/8
      3           7-1/8         3-3/4              5-1/4        2-5/8
      4           7-3/4         5-1/2              4-11/16      3-7/16

         No dividends were paid during the past two fiscal years. The Issuer currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. However, the Issuer's bank loan agreement provides that the Issuer may not pay dividends to its shareholders without the bank's prior consent. Unless waived, this restriction will preclude the Issuer from paying dividends.

As of March 24, 1998, there were 1,106 holders of record of the Issuer's common stock.

         In connection with the Issuer's December 31, 1997 acquisition of DMS, the Issuer issued 2,000,000 unregistered shares of Common Stock to the sellers of DMS, 100,000 unregistered warrants to purchase shares of Common Stock to Legg Mason Wood Walker, Incorporated as a financial advisor fee, and 62,500 unregistered warrants to purchase shares of Common Stock to CoreStates Bank, N.A. as a loan commitment fee. The warrants are exercisable for a period of four years from issuance, at a price of $6.19 per share, the average closing price of Common Stock on the American Stock Exchange for the twenty trading day period prior to the acquisition. During January 1996, the Issuer issued 500,000 unregistered shares of its Common Stock to Tsubasa System Company, Ltd., the Issuers joint venture shareholder in Sparks Japan, in connection with an amendment to a distribution and licensing agreement affecting Sparks Japan. The Issuer relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, since all of those issuances were to a limited group of sophisticated parties in a private, non-underwritten transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                             SELECTED FINANCIAL DATA
                    As of or for the Year Ended December 31,

                                       1997              1996              1995             1994                1993
TOTAL ASSETS                       $ 54,113,255      $ 22,190,615      $ 16,607,893     $ 16,144,711         $13,779,926
LONG-TERM OBLIGATIONS                12,243,312           457,440           991,894          691,676           1,055,311
OPERATIONS:
   Net Sales                         48,715,828        38,315,600        27,671,763       24,613,216          19,172,222
   Operating Profit (Loss)            2,273,976         1,345,863           739,023          525,969            (192,626)
   Income (Loss) before
   cumulative effect of
   accounting change
   and extraordinary item             2,003,316         2,340,153(2)      1,252,814          486,794            (132,618)
   Cumulative effect of
   Accounting change                       --                --                --              --              1,500,000 (3)
   Extraordinary (loss)                    --                --                --                                (96,000)(4)
   Net Income                      $  2,003,316      $  2,340,153      $  1,252,814     $    486,794         $ 1,271,382

BASIC PER COMMON SHARE DATA (5)
   Income (loss) from Operations   $        .42      $        .52      $        .32     $        .13           ($    .03)
   Accounting change                       --                --                --               --                   .41
   Extraordinary loss                      --                --                --               --                  (.03)
Net Income                         $        .42      $        .52      $        .32      $       .13         $       .35

DILUTED PER COMMON SHARE DATA (5)
   Income (loss) from Operations   $        .36      $        .45      $        .32      $       .13        ($       .03)
   Accounting change                       --                --                --               --           $       .39
   Extraordinary loss                      --                --                --               --          ($       .03)

Net Income (loss)                  $        .36      $        .45      $        .32       $      .13         $       .33
Cash Dividends                             --                --                --               --                 --


(1)   Includes a $180,000 gain from insurance settlement, net of income taxes.
(2)   Includes a $708,000 gain from contractual amendments, net of income taxes.
(3) Relates to the Company's January 1, 1993 adoption of the provisions of SFAS No. 109 "Accounting for Income Taxes."
(4)   Relates to the extinguishment of debt.
(5) During the fourth quarter of 1997, the Company adopted the provisions of SFAS 128 and, as required, has restated all prior period per common share data. Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants and are calculated using the treasury stock method.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General Overview

The Company's core business is the custom design, manufacture and sale of sophisticated trade show exhibits, displays, signage and graphics for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields.

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

During April 1996, the Company acquired Piper Productions, Inc. ("Piper") of Orlando, Florida which produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. The acquisition of Piper enhanced the Company's ability to pursue exhibit opportunities within Piper's areas of expertise. See Note 2 of the consolidated financial statements.

On December 31, 1997, the Company, through a wholly-owned subsidiary ("DMS"), acquired all of the partnership interests (the "Acquisition") in DMS Store Fixtures, L.P. ("L.P.") held by L.P.'s three principals and three corporate holders (the "Sellers", collectively). The aggregate consideration paid by the Company was $14,500,000 in cash and 2.25 million unregistered shares of the Company's common stock of which 250,000 shares are contingent upon DMS achieving at least $12.5 million of cumulative pre-tax earnings through December 31, 2002. The Acquisition was funded, in part, by a $13.5 million five year collateralized term loan through a bank and is accounted for as a purchase. Accordingly, the assets and liabilities of DMS were recorded at their estimated fair value as of December 31, 1997 with the difference of approximately $17.0 million including related acquisition costs recorded as goodwill and other assets. As part of the Acquisition, the Company entered into five year employment agreements with each of the three individual principals of L.P. commencing January 1, 1998.

Management's aggressive growth plan, since the August 1990 acquisition of Sparks Exhibits Corp. ("Sparks"), and most recent acquisition of DMS, has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups will position the Company to increase its revenue base and move toward its goal of becoming a leading dimensional marketing company through the continued offering of expanded products and services to a larger customer network.

RESULTS OF OPERATIONS

1997 As Compared with 1996

Sales

Revenues for 1997 of $48.7 million exceeded 1996 revenues of $38.3 million by approximately 27%.

The $10.4 million revenue increase during 1997 over 1996 revenues was attributable to sales increases from the reported business groups as follows:

                                       1997                        1996
                                       ----                        ----

Trade show exhibits group           $37,387,000                 $30,939,000
Permanent and scenic
  displays group                     11,329,000                   7,377,000
                                   ------------               -------------

          Total revenues            $48,716,000                $38,316,000
                                    ===========                ===========

The Trade show exhibits group experienced a 21% increase in its 1997 revenues compared with 1996. The increase reflects the Company's continuing program of client expansion which was experienced in all three custom trade show exhibit manufacturing facilities - Philadelphia, Atlanta and San Diego. The Rental group experienced higher 1997 revenues as compared with their 1996 revenues due to the Company's investments in their marketing efforts. Expose' Display Systems, Inc. ("EDSI"), the Company's majority-owned joint venture, experienced 53% growth in revenues during 1997 as compared with 1996 due to the increased acceptance of EDSI's product lines by Abex Display Systems, Inc.'s ("ADSI") national distribution network and the increasing impact of the 1996 introduction of EDSI's LS (laminate system) into the marketplace. Sparks' Portable sales group, a distributor of ADSI's products, experienced an expected 42% reduction in 1997 revenues as compared with 1996 revenues due to the closing of two stand-alone portable exhibit sales distribution offices during the fourth quarter of 1996.

The permanent and scenic displays group experienced a 54% increase in its 1997 revenues compared with 1996. The increase was due to a dramatic increase in sales generated by Piper during the twelve months of 1997 as compared with Piper's nine months of operations during 1996. Piper was acquired by the Company on April 1, 1996. The Museum/Production group experienced a 17% decline in 1997 revenues as compared with 1996 revenues due, only, to the timing of sales. The Museums/Production group currently has approximately $5.3 million of in-process contracts. Revenues related to these contracts should be recognized predominantly during 1998.

Operating Profits

The 27% increase in 1997 revenues as compared with 1996 revenues contributed to a 69% increase in the Company's operating profits during the respective periods. The Company maintained a relatively consistent gross profit level of 28.4% and 28.1% during the respective annual periods of 1997 and 1996. Selling, general and administrative costs, as a percentage of sales, fell by approximately 0.8% during 1997 as compared with 1996, also contributing to the higher operating profits recorded during 1997.

Other Income (Expense)

Other income decreased from $1,344,000 during 1996 to $349,000 during 1997. This significant decrease in other income during 1997 is attributable to the $1.2 million gain from the contract amendment recorded during 1996. Interest income increased during 1997 as compared with 1996 due to additional interest and gains from the sale of certain investments during 1997. Interest expense decreased during 1997 due to the overall reduction of the Company's long-term debt balances from 1996.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, increased to approximately 24% during 1997 as compared with 13% during 1996. The higher 1997 rate as compared with the 1996 rate reflects a reduced benefit from the release of valuation allowances based upon the Company's expected realization of future benefits from its net operating loss and business tax credit carryforwards.

Net Income

During 1997, net income decreased to $2,003,000 ($.36 per diluted share) as compared with 1996 net income of $2,340,000 ($.45 per diluted share). The decrease is attributable to the $1.2 million gain from the contractual amendment which took place during 1996. Additionally, the tax provision during 1997, as a percentage of income before income taxes, increased to 24% from the 13% tax provision rate utilized during 1996, as more fully described in the "Income Taxes" section of this MD&A. Exclusive of the effects of the different tax rates used to provide for income taxes and the 1996 gain from the contractual amendment, 1997 net income per diluted common share increased approximately 65% as follows:

                                                   1997                 1996
                                                   ----                 ----

      Income before income taxes                $2,623,000          $2,690,000
      Gain from contract amendment                  --              (1,200,000)
                                                ----------         -----------
                                                 2,623,000           1,490,153
      Tax rate, adjusted                                40%                 40%
                                                ----------        ------------
Tax provision, adjusted                         (1,049,000)           (596,000)
                                                ----------        ------------
      Net income, as adjusted                   $1,574,000          $  894,000
                                                ----------          ----------
      Diluted shares outstanding                 5,640,000           5,246,000
Net income per diluted common share, adjusted        $0.28               $0.17
                                                     =====               =====

Backlog:

The Company's backlog of orders at December 31, 1997 was approximately $23.6 million as compared with approximately $8.5 million as of December 31, 1996. Exclusive of the $5.6 million of DMS' backlog of orders at December 31, 1997, the $9.5 million increase in backlog is attributable to new orders generated through the Museums and International groups, EDSI and Piper and from experienced account executives with established client bases in the Company's core business - Custom trade show exhibits. The entire current backlog relates to expected 1998 sales.

1996 As Compared with 1995

Sales

Revenues for 1996 of $38.3 million, represents a 38.5% increase over 1995 revenues of $27.7 million. The $10.6 million increase during 1996 over 1995 revenues was attributed to sales increases from the reported business groups as follows:


                                                     1996             1995
                                                     ----             ----

Trade show exhibits group                         $30,939,000     $24,856,000
Permanent and scenic displays group                 7,377,000       2,816,000
                                                  -----------     -----------
         Total revenues                           $38,316,000     $27,672,000
                                                  ===========     ===========


The Trade show exhibits group experienced a 25% increase in its 1996 revenues as compared with its 1995 revenues due to higher sales generated by the Rental, International and Expose' groups during 1996. Additionally, the Company's core business - custom tradeshow exhibits, experienced a 17% increase in its 1996 revenues over 1995 revenues reflecting the Company's continued program of client expansion. However, the increase was only experienced in the Philadelphia and San Diego facilities where 1996 revenues exceeded those facilities' 1995 revenues by 35%. The Atlanta and Melbourne, Florida facilities experienced a decline in their core business revenues during 1996 as compared with 1995 predominantly due to less work having been transferred into those facilities by the Philadelphia location during 1996. Accordingly, management consolidated the Melbourne, Florida facility into the Orlando-based Piper Productions facility during January 1997. The Rental groups' 1996 increase was partially due to being operational for the entire year as compared with four months of operations during 1995. The International group experienced higher 1996 revenues as compared with its 1995 revenues due to their start-up growth and the Company's investments in their marketing since 1993. EDSI, the Company's majority-owned joint venture, experienced 45% growth in revenues during 1996 as compared with 1995 due to the increased acceptance of EDSI's Expose' product line by ADSI's national distribution network and the 1996 introduction of EDSI's Expose' LS (laminate system) into the marketplace.

The $4.6 million revenue increase experienced by the Permanent and scenic displays group during 1996 as compared with 1995 revenues was primarily due to the April 1996 acquisition of Piper Productions in Orlando, Florida. The Piper operations generated approximately 75% of the 1996 revenues for the Permanent and scenic displays group, the balance generated by the Museum sales group whose sales were 41% higher during 1996 than its 1995 sales level.

Operating Profits

The Company recorded an 82% (approximately, $600,000) increase in operating profits during 1996 as compared with 1995. The 1996 gross profit percentage decreased marginally from a 1995 gross profit percentage of 2.1% to 28.1% during 1996. This decrease was primarily due to the higher 1996 sales from the Permanent and scenic displays group which historically generate lower gross margins than the Trade show exhibits group. The 1996 selling costs, $1.7 million higher as compared with the same period during 1995, were attributed primarily to sales commissions on the higher revenues and increased sales and marketing costs in connection with the development of the Company's three-year strategic marketing plan initiated in 1997. However, as a percentage of sales, selling costs were approximately 0.5% lower during 1996 as compared with 1995. General and administrative costs, as a percentage of sales, decreased approximately 1.3% during 1996 as compared with 1995. The higher sales levels and related gross profits more than offset the increased selling and general and administrative costs, contributing to the $600,000 increase in 1996 operating profits as compared with 1995 operating profits.

Operating profits related to the Expose' product during 1996 were consistent with 1995 operating profits. While there was a 45% increase in 1996 revenues over 1995 revenues, EDSI's operating profit margin decreased 2.1% in 1996 as compared with 1995. Pursuant to the July 1993 agreement with ADSI, the minority partner in EDSI, contractual cost allocations from ADSI to EDSI increased as sales from the Expose' products became a larger percentage of ADSI's overall sales to its distribution network. Accordingly, while EDSI sales increased, so did the allocated fixed, selling and administrative costs; this had a direct impact on EDSI's 1996 operating results. Additionally, EDSI incurred higher expenses during 1996 in connection with the introduction of its newest product line, Expose' LS.

During the fourth quarter of 1996, management closed the two stand-alone Portable sales offices due to their consistently marginal returns and the fixed costs associated with maintaining separate showrooms away from the Company's manufacturing facilities.

Other Income (Expense):

Other income increased by approximately $1,368,000 during 1996 as compared with 1995. This increase is attributed to the $1,200,000 gain the Company recorded during 1996 in connection with the contractual amendment more fully described in
Note 4 to the consolidated statements. Net interest income improved by $124,000 during 1996 as compared with 1995 due to larger cash reserves available for investment. Other items generated a $46,000 positive swing during 1996 as compared with 1995 other items.

Income Taxes:

The provision for income taxes, as a percentage of income before taxes, increased to 13% during 1996. The provision incorporates federal, state and local income taxes of approximately $350,000 as compared with an income tax benefit of $538,000 during 1995. This increase was due to higher 1996 taxable income and a smaller effective tax rate benefit resulting from the release of valuation allowances.

Net Income:

During 1996, net income increased to $2,340,000 ($.45 per diluted share) as compared with 1995 net income of $1,253,000 ($.32 per diluted share). The dramatic increase, however, is partially attributable to the 1996 gain from the contractual amendment of $1,200,000. Exclusive of the effects of this gain, earnings per diluted share for 1996 increased 70%, or $.07 per share ($0.17 during 1996 as compared with $0.10 during 1995) as follows:

                                                     1996             1995
                                                     ----             ----

 Income before income taxes                       $2,690,000       $  715,000
 Gain from contract amendment                     (1,200,000)           --
                                                 -----------       ----------
                                                   1,490,000          715,000
 Tax rate, adjusted                                       40%              43%
 Tax provision,adjusted                             (596,000)        (307,000)
                                                 -----------       ----------
 Net income, as adjusted                         $   894,000       $  408,000
                                                 ===========       ==========
 Diluted shares outstanding                        5,246,000        3,936,000
 Net income per diluted common share, adjusted         $0.17            $0.10
                                                      ======            =====

This increase included the dilutive effect of issuing 500,000 additional shares of the Company's common stock during 1996 in connection with the contract amendment (Note 4).

LIQUIDITY AND CAPITAL RESOURCES

    During 1997, the Company increased its cash reserves by $2,285,830, exclusive of the $1,529,260 of cash transferred to the Company as part of the December 31,1997 acquisition of DMS. As a result of the record sales levels achieved during 1997 and the increased backlog of orders not yet delivered as of December 31, 1997, the Company increased its accounts receivable and inventory balances by approximately $5.9 million, exclusive of the $ 4.9 million of DMS-acquired trade receivables and inventory. This increase, however, was offset by a $7.1 million increase in accounts payable and accrued expenses, net of $1.9 million of DMS-acquired accounts payable and accrued expenses. This increase in accounts payable and accrued expenses, exclusive of the DMS-related current liabilities, primarily relates to the $5.4 million increase in customer deposits collected against contracts not completed as of December 31, 1997 as compared with customer deposit balances as of December 31, 1996. Other current assets, exclusive of $558,000 acquired as part of the DMS acquisition, increased approximately $327,000 predominantly due to increases in prepaid expense balances as of December 31, 1997 as compared with December 31, 1996 balances.

     The Company spent approximately $1.3 million for capital assets during 1997, net of $161,000 of property and equipment acquired in the DMS acquisition. These expenditures included $391,000 for machinery, equipment, leasehold improvements, furniture, fixtures and other office equipment. Additionally, the Company invested approximately $400,000 for revenue-producing rental property and equipment and approximately $100,000 to upgrade its Computerized Assisted Design ("CAD") equipment. The Company is currently installing a new management information system ("MIS") to replace its existing computerized business system during 1998. As part of that investment, the Company expended approximately $400,000 during 1997 for hardware systems, consulting, site preparation and training toward the installation of new technology.

During 1997, the Company did not borrow against its revolving credit facility to support the higher trade receivables and inventory levels, as well as the capital investments it required during the year. Additionally during 1997, the Company repaid approximately $623,000 of bank term debt and $75,000 of scheduled principal payments to various sellers of businesses acquired by the Company prior to 1997. During 1997, the Sellers of Sparks exchanged $283,877 of convertible term notes into 206,456 shares of the Company's common stock (see
Note 2).

    The December 31, 1997 acquisition of DMS (see Note 2) by the Company significantly impacted the balance sheet ratios from a historically-comparative perspective. The addition of approximately $17.0 million of intangible assets (goodwill and other assets) and $13.5 million of new term debt related to the Acquisition greatly increased the Company's leverage ratio of debt to net worth as well as the current ratio (current assets/current liabilities). Accordingly, comparative information to December 31, 1996 ratios are not meaningful and is, therefore, not presented in this discussion. As of December 31, 1997, the Company maintained a current ratio of 1.7 to 1.0 and a debt to net worth ratio of 1.26 to 1.00. The Company was in compliance with all lending institution covenants (see Note 10) as of December 31, 1997 and no amounts were outstanding on the $6.5 million revolving credit facility.

OUTLOOK

The record sales volume of $48.7 million greatly contributed to the higher operating profits the Company experienced during 1997. The Company expects continued sales growth from its Tradeshow exhibits group and Permanent and scenic displays group during 1998. Sales growth is expected in all four of the Company's manufacturing facilities in Philadelphia, Atlanta, San Diego and Orlando. The expected continuing expansion of the Company's Western region has created the need for a significantly larger facility in San Diego county. Accordingly, the Company is currently negotiating a lease for another sales and production facility, within the San Diego area, to be used as a low-cost producer of tradeshow and permanent exhibitry, in addition to being a major storage facility for client exhibit properties.

   The Company's historic overall gross profit percentages may be difficult to maintain in light of the expected increase in 1998 sales volume from the Museum and production group, the Rental group and Piper, whose historic margins fall below traditional custom exhibit margins. Additionally, the Company's core business client base of Fortune 1000 companies, as well as Pacific Rim clients, are more tightly managing their marketing budgets which could negatively impact the Company's historic custom exhibit margins. The expected higher revenues and gross profit dollars from the Trade show exhibits group and the Permanent and scenic displays group should enhance the Company's 1998 operating profits by aiding the Philadelphia, Atlanta, San Diego and Orlando facilities to generate more consistent operating efficiencies.

The Company and ADSI are negotiating the exchange of the Company's 51% majority interest in EDSI, forgiveness of $1.1 million of inter-company debt plus approximately $200,000 of cash, for a 25% interest in ADSI. Should this transaction be completed, the Company's investment in ADSI will be accounted for using the equity method, with the Company no longer consolidating EDSI's revenues and expenses within its operating results. The Company will only recognize its pro-rata portion, 25%, of ADSI's operating results within its statement of operations.

The Company is continuing its project of replacing existing management information systems hardware and software with state-of-the-art technology positioning the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues. Additionally, the new technology should increase operating efficiencies between the Company's four regional manufacturing facilities as information is processed and managed more seamlessly. The Company now maintains a formal Management Information System ("MIS") Department staffed with two experienced professionals who are responsible to guide the Company in its acquisition and utilization of new hardware and software technology. The Company believes this necessary investment in technology, approximating $1.1 million during 1997 and 1998, will assist it in minimizing the need for additional administrative personnel as its sales growth continues.

Again, management is encouraged by the Company's overall performance during 1997 and realizes certain areas will continue to require additional attention and resources during 1998. While the Company's West Coast operation continues to build upon its progress from 1996 and 1997, the Company will seek additional account executives for the Western region to enhance the possibility of positive trends in sales and operating profits during 1998 and beyond. Conversely, the Atlanta operation continues to perform below expectations. While management remains encouraged by the contributions of the Rental group in the Atlanta facility during 1997, the Company's core custom exhibits group continues to suffer from an insufficient Atlanta client base to support the fixed costs of that operation, becoming increasingly dependent upon the transfer of custom exhibit work from the Philadelphia, San Diego and Orlando facilities. The Company will continue its search for experienced sales executives with an existing base of custom exhibit clients to contribute the additional sales volume which will assist in stabilizing the Atlanta operation.

Sparks Japan did not significantly impact 1997 operating margins through the limited production by EDSI of certain exhibit products for Sparks Japan clients. However, portable / modular exhibit sales in the Japan marketplace remain relatively new, requiring significant time and effort to introduce these products to Japanese exhibitors who have traditionally built and scrapped their exhibits for each trade show. Portable / modular exhibits, successfully marketed in the United States, can provide the Japanese exhibitor a large assortment of design capabilities while simultaneously offering reconfigurability and reusability for their future trade shows. Additionally, these exhibits provide the Japanese exhibitor an alternative to the environmentally-unfriendly practice of exhibit disposal. Any increase in Sparks Japan sales volume should benefit the sales volume of EDSI and ADSI since Sparks Japan features the Expose' and Exposure (ADSI's proprietary exhibit product) product lines in most of its sales efforts.

The December 31, 1997 acquisition of DMS (see Note 2) has significantly impacted the Company's balance sheet as of the acquisition date and will significantly impact the Company's future results of operations. The acquisition of DMS will further expand the Company's range of exhibit and display products, contributing toward its objective of becoming a world-class leader in dimensional marketing services. The competency and experience of the DMS management group should provide the Company a firm base to expand the DMS business within an extremely fragmented industry without needing significant additions to its management structure. DMS' operating history of over 50 years and their long-term customer relationships (one of DMS' two largest customers has purchased product from DMS for over 40 years) should contribute to the Company a relatively consistent stream of revenues, cash flow and profitability, which should translate into higher shareholder value.

By meeting the challenges outlined above, maintaining the highest standards for product quality and customer service, and, aggressively seeking acquisition possibilities within industries that meet management's financial and synergistic requirements, the Company will be positioned to take advantage of future opportunities.

YEAR 2000 DATE CONVERSIONS

The Company's management information system department is currently replacing its computer systems and applications necessary to position the Company to meet the changing environment of information processing including meeting year 2000 date conversion with no material effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and conversion efforts are underway. It is expected that the total cost of compliance over the cost of normal software and hardware upgrades/replacements will not be material to the Company's results of operations.

NEW ACCOUNTING STANDARDS

Effective January 1, 1998 the Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS 130 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company will adopt the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" effective with the financial statements for the year ended December 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions, capital expenditure requirements and foreign investments; satisfying any potential year 2000 issues with no material adverse effect on operations; the effects of competition on products and pricing, growth and acceptance of new product lines through the company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 14 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

Items 10, 11, 12 and 13 have been omitted from this report, since the Issuer will file with the Commission a definitive proxy statement, involving the election of directors, pursuant to Regulation 14A within 120 days after the close of its 1997 fiscal year. Accordingly, relevant information contained in such definitive proxy statement is incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                         Exhibit
                                                                          Page
                                                                        --------
(a) The following documents are filed as part of this report:

(1) Financial Statements and Financial Statement Schedule:

   (i)  Financial Statements:

        Report of Independent Accountants                                    26

        Consolidated Statements of Income for the years
        ended December 31, 1997, 1996 and 1995                               27
        Consolidated Balance Sheets, December 31, 1997 and 1996              28


        Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1997, 1996 and 1995                 29

        Consolidated Statements of Cash Flows for the years
        ended December 31, 1997, 1996 and 1995                               30

        Notes to Consolidated Financial Statements                           31

   (ii) Financial Statements Schedule:

        Schedule II - Valuation and Qualifying Accounts                      51a

(2)     Acquisition Agreement for DMS Store Fixtures.
        (Incorporated by reference to Issuer's Proxy Statement dated December 12, 1997 filed with the Commission.)

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K, continued


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

  (3)(i)(e) Certificate of Amendment to the Restated Certificate of Incorporation of the Issuer filed on March 31, 1997. (Incorporated by reference to Issuer's Proxy Statement dated December 12, 1997 filed with the Commission.)

  (3)(i)(d) Certificate of Amendment to the Restated Certificate of Incorporation of the Issuer filed on May 8, 1989. (Incorporated by reference to Exhibit 3(a)(iv) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Commission.)

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

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K, continued

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

  10(j) Lease for Premises located at 4560 36th Street, Orlando, FL 32811 (Incorporated by reference to Exhibit 10(j) to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission).

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K, continued

  10(k)        Leases for Premises 1919 Friendship Drive, El Cajon,
               CA 92020 and 8787 Olive Lane, Santee, CA (Incorporated by reference to Exhibit 10(k) to the Issuer's Annual Report on Form 10-K for the year ended
               December 31, 1996 filed with the Commission).

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

  10(n)        Letter Amendment dated January 2, 1997 to Amended
               Employment Agreement with Alan I. Goldberg                   52

  10(o)        Letter Agreement dated January 2, 1997 to Amended
               Employment Agreement with Robert B. Ginsburg                 53

  10(p)        Option Agreement dated May 23, 1997 with
               Robert B. Ginsburg                                           54

  10(q)        Option Agreement dated May 23, 1997 with
               Alan I. Goldberg                                             56

  10(r)        Amendment to Employment Agreement dated January 1, 1997
               with E. D. Costantini, Jr.                                   58

  10(s)        Employment Agreement dated December 31, 1997 with
               Lawrence W. Schan                                            61

  10(t)        Employment Agreement dated December 31, 1997 with
               Ira Ingerman                                                 72

  10(u)        Employment Agreement dated December 31, 1997 with
               Stanley Ginsburg                                             83

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K, continued

  21      Subsidiaries of the Issuer                                        94

  23      Consent of Coopers & Lybrand L.L.P.                               95

  27      Financial Data Schedule for the year ended December 31, 1997      95a
  27.1    Restated Financial Data Schedule for the quarter ended
            March 31, 1997                                                  96
  27.2    Restated Financial Data Schedule for the quarter ended
            June 30, 1997                                                   97
  27.3    Restated Financial Data Schedule for the quarter ended
            September 30, 1997                                              98
  27.4    Restated Financial Data Schedule for the quarter ended
            December 31, 1996                                               99
  27.5    Restated Financial Data Schedule for the quarter ended
            March 31, 1996                                                 100
  27.6    Restated Financial Data Schedule for the quarter ended
            June 30, 1996                                                  101
  27.7    Restated Financial Data Schedule for the quarter ended
            September 30, 1996                                             102


    (b)     Reports on Form 8-K

  No reports on Form 8-K were filed by the Issuer during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MARLTON TECHNOLOGIES, INC.

                                             By: /s/ Robert B. Ginsburg
                                                     President

                                             By: /s/ E. D. Costantini, Jr.
                                                     Chief Financial Officer



Dated:    March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                           Title                      Date



/s/ Fred Cohen                      Chairman of the            March 27, 1998
-----------------------------       Board of Directors
(Fred Cohen)


/s/ Seymour Hernes                  Director                   March 27, 1998
-----------------------------
(Seymour Hernes)


/s/ Robert B. Ginsburg              Director                   March 27, 1998
-----------------------------
(Robert B. Ginsburg)


/s/ Alan I.Goldberg                 Director                   March 27, 1998
-----------------------------
(Alan I. Goldberg)


/s/ William F. Hamilton             Director                   March 27, 1998
-----------------------------
(William F. Hamilton)

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
 and Shareholders
Marlton Technologies, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Marlton Technologies, Inc. and Subsidiaries as listed in
Item 14(a)(1)(i) and (a)(1)(ii) on page 20 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marlton Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/  Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
March  19, 1998

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        for the years ended December 31,

                                                     1997                 1996               1995
                                              -----------------  ------------------ -------------------
Net sales                                        $  48,715,828       $  38,315,600       $  27,671,763
Cost of sales                                       34,876,590          27,550,933          19,693,655
                                              -----------------  ------------------ -------------------
      Gross profit                                  13,839,238          10,764,667           7,978,108
                                              -----------------  ------------------ -------------------
Expenses:
  Selling                                            7,830,492           6,416,695           4,732,884
  Administrative and general                         3,734,770           3,002,109           2,506,201
                                              -----------------  ------------------ -------------------
                                                    11,565,262           9,418,804           7,239,085
                                              -----------------  ------------------ -------------------

      Operating profit                               2,273,976           1,345,863             739,023
                                              -----------------  ------------------ -------------------

Other income (expense):
  Interest income                                      353,510             209,913             109,446
  Interest expense                                     (31,552)           (120,266)           (142,860)
  Gain from contract amendment                       -                   1,200,000           -
  Other, net                                            27,382              54,643               9,205
                                              -----------------  ------------------ -------------------

                                                       349,340           1,344,290             (24,209)
                                              -----------------  ------------------ -------------------
  Income before income taxes                         2,623,316           2,690,153             714,814
  Provision (benefit) for income taxes                 620,000             350,000            (538,000)
                                              -----------------  ------------------ -------------------
  Net income                                        $2,003,316          $2,340,153          $1,252,814

 Net income per common share:
 Basic                                            $        .42     $           .52     $           .32

 Diluted                                          $        .36     $           .45     $           .32



                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                            ASSETS                    1997                       1996
                                                             -----------------------    -----------------------
Current:
   Cash and cash equivalents                                         $    7,115,100             $    3,300,010
   Accounts receivable, net of allowance
     of $266,000 and $181,000, respectively                              10,444,298                  5,424,080
   Inventory                                                             10,073,491                  4,344,297
   Prepaids and other current assets                                      1,337,497                    452,930
   Deferred income taxes                                                    965,000                    419,000
                                                             -----------------------    -----------------------
          Total current assets                                           29,935,386                 13,940,317

Property and equipment, net of accumulated
     depreciation and amortization                                        2,268,994                  2,062,072
Rental assets, net of accumulated depreciation
      of $1,348,279 and $825,134, respectively                              901,651                  1,013,361
Goodwill, net of accumulated amortization of $871,546
       and $734,456, respectively                                        19,763,768                  2,962,638
Deferred income taxes                                                       616,870                  1,558,870
Other assets, net of accumulated amortization
        of $1,112,601 and $1,019,855, respectively                          626,586                    653,357
                                                             -----------------------    -----------------------
          Total assets                                              $    54,113,255            $    22,190,615
                                                             =======================    =======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $     1,386,117            $       653,918
   Accounts payable                                                       4,294,971                  2,586,572
   Accrued expenses and other                                            12,235,351                  4,916,511
                                                             -----------------------    -----------------------
          Total current liabilities                                      17,916,439                  8,157,001

Long-term debt, net of current portion                                   12,243,312                    457,440
                                                             -----------------------    -----------------------
          Total liabilities                                              30,159,751                  8,614,441
                                                             -----------------------    -----------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par -  shares authorized
     10,000,000; no shares issued or outstanding                               --                         --
   Common stock, $.10 par - shares authorized
      50,000,000; 6,889,444 and 4,534,592 issued, respectively              688,944                    453,459
   Additional paid-in capital                                            29,169,410                 21,030,881
   Accumulated deficit                                                  ( 5,793,173)               ( 7,796,489)
                                                             -----------------------    -----------------------
                                                                         24,065,181                 13,687,851
   Less cost of 5,000 treasury shares                                       111,677                    111,677
                                                             -----------------------    -----------------------
          Total stockholders' equity                                     23,953,504                 13,576,174
                                                             -----------------------    -----------------------
          Total liabilities and stockholders' equity                $    54,113,255            $    22,190,615
                                                             =======================    =======================



                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
              For the years ended December 31, 1997, 1996 and 1995

                                                                       Additional                                        Total
                                                                        Paid-in        Accumulated       Treasury    Shareholders'
                                             Shares       Amount        Capital           Deficit          Stock         Equity
                                         ------------ ------------  ---------------  ---------------- --------------  ------------

Balance, December 31, 1994                 3,900,225     $390,023      $20,137,473      $(11,389,456)     $(111,677)   $9,026,363

Issuance of shares under compensation
arrangements                                  37,309        3,731           33,578                 -              -        37,309
Net income                                         -            -                -         1,252,814              -     1,252,814
                                         ------------ ------------  ---------------  ---------------- --------------  ------------

Balance, December 31, 1995                 3,937,534      393,754       20,171,051       (10,136,642)      (111,677)   10,316,486

Issuance of shares under compensation
  arrangements                                97,058        9,705          159,830                 -              -       169,535
Issuance of shares under contract
  amendment                                   500,000       50,000          700,000                 -              -       750,000
Net income                                         -            -                -         2,340,153              -     2,340,153
                                         ------------ ------------  ---------------  ---------------- --------------  ------------

Balance, December 31, 1996                 4,534,592      453,459       21,030,881        (7,796,489)      (111,677)   13,576,174

Issuance of shares under compensation
  arrangements                               148,396       14,839          391,548                 -              -       406,387
Issuance of shares in exchange for
  convertible notes                          206,456       20,646          263,231                 -              -       283,877
Issuance of shares and warrants for
  acquisition                              2,000,000      200,000        7,483,750                 -              -     7,683,750
Net income                                         -            -                -         2,003,316              -     2,003,316
                                         ------------ ------------  ---------------  ---------------- --------------  ------------

Balance, December 31, 1997                 6,889,444     $688,944      $29,169,410       $(5,793,173)     $(111,677)  $23,953,504
                                         ============ ============  ===============  ================ ==============  ============



                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                               1997               1996                  1995
                                                                        ---------------  ------------------  ---------------------
Cash flows provided (expended) through operating activities:
     Net income                                                          $   2,003,316       $   2,340,153          $   1,252,814
     Adjustments to reconcile net income to cash provided
        through operating activities:
          Depreciation and amortization                                      1,569,287           1,637,424              1,110,712
          (Increase) decrease in deferred taxes                                396,000             171,130               (604,000)
          Other operating items                                                 78,845              49,002                 44,256
     Change in assets and liabilities, net of effects of acquisitions:
          (Increase) in accounts receivable, net                            (2,681,217)           (595,200)              (258,662)
          (Increase) in inventory                                           (3,215,232)         (1,296,444)              (147,228)
          (Increase) decrease in prepaids and other assets                    (326,714)            160,579                175,408
          Increase (decrease) in accounts payable and
           accrued expenses and other                                        7,119,839           1,011,321               (817,924)
                                                                        ---------------  ------------------  ---------------------


     Net cash provided through operating activities                          4,944,124           3,477,965                755,379
                                                                        ---------------  ------------------  ---------------------

Cash flows provided (expended) through investing activities:
    Acquisition of business, net of cash acquired                          (12,970,740)            (75,000)                -
     Investment in EDSI, minority partner                                          -               115,000                 -
     Capital expenditures                                                   (1,306,630)         (1,557,899)              (890,265)
     Disposal of capital assets                                                 46,767              76,253                 -
     Acquisition of intangible assets                                             -                    -                  (50,095)
                                                                        ---------------  ------------------  ---------------------

     Net cash (expended) through investing activities                      (14,230,603)         (1,441,646)              (940,360)
                                                                        ---------------  ------------------  ---------------------

Cash flows provided (expended) through financing activities:
     Proceeds from issuance of long-term debt                               13,500,000              21,367                583,523
     Principal payments on long-term debt                                     (678,052)           (658,482)              (510,493)
     Payments against notes payable, Sellers                                   (20,000)                       -          (328,618)
     Proceeds from stock issuance                                                  -               750,000                 -
     Proceeds from exercised stock options                                     299,621             122,200                 -
                                                                        ---------------  ------------------  ---------------------

     Net cash provided (expended) through financing activities              13,101,569             235,085               (255,586)
                                                                        ---------------  ------------------  ---------------------

Increase (decrease) in cash and cash equivalents                             3,815,090           2,271,404               (440,569)
Cash and cash equivalents - beginning of year                                3,300,010           1,028,606              1,469,175
                                                                        ---------------  ------------------  ---------------------
Cash and cash equivalents - end of year                                 $    7,115,100      $    3,300,010         $    1,028,606
                                                                        ===============  ==================  =====================




                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of Accounting Policies:

                  Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and majority owned subsidiary (the "Company"). All inter-company accounts and transactions have been eliminated.

                  Activity included in the consolidated statements of operations consists primarily of the design, manufacture, sale and servicing of sophisticated custom and portable trade show exhibits and museum interiors and the manufacturing of panelized portable exhibits, themed interiors, theme park attractions, staging and sets.

                  On December 31, 1997, the Company acquired the assets and liabilities of DMS Store Fixtures, L.P. ("LP") through its newly-formed, wholly-owned subsidiary DMS Store Fixtures Corp. ("DMS"), a supplier of custom store fixtures and displays to national retailers, department stores and consumer product manufacturers. Accordingly, no activity from the operations of DMS are included in the results of operations of the Company for any periods presented. However, the acquired assets and liabilities of DMS are recorded at their estimated fair value with the excess purchase price and related costs of acquisition recorded as goodwill at December 31, 1997 (see Note 2).

                  Cash and Cash Equivalents:

                  For purposes of the statements of cash flows, the Company considers all investments with an initial maturity of three months or less at the time of their purchase to be cash equivalents. Temporary cash investments comprise principally short-term government funds. At various times throughout the year the Company maintained cash balances in excess of FDIC limits.

                  Inventory:

                  Inventories are stated at the lower of cost (first-in, first-out) or market.

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

                  Rental Assets:

                  Rental assets, which include manufactured and purchased exhibit components, are stated at cost. Depreciation is recorded on a usage basis, primarily over 1 to 3 years.

                  Long-Lived Assets

                  The Company's policy is to record an impairment loss against long-lived assets, including property and equipment, goodwill and other intangibles in the period when it is determined that the carrying amount of such assets may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the net assets.

                  The excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over periods ranging from 5 to 30 years. Customer lists, which are recorded at cost, are amortized on a straight-line basis over their estimated useful lives of 5 to 15 years and are included as components of Other Assets. Also included in Other Assets are debt issue costs, deposits relating to certain facility leases and the long-term portion of certain prepaid expenses.


                  Revenue Recognition:

                  Revenues on trade show exhibit sales and themed interiors and sets are recognized using the completed contract method. Revenues on permanent exhibit installations which are generally six months or longer in duration are recognized on the percentage of completion method. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included as components of Accrued expenses and other.

1.         Summary of Accounting Policies, continued:

                  Income Taxes

                  The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are calculated based on the difference between the financial and tax bases of assets and liabilities using the currently enacted tax rates in effect during the years in which the differences are expected to reverse.

                  Use of Estimates:

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

         The Company's accounts receivable are with customers throughout the United States and international. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires progress payments which mitigate its loss exposure.

         Two major retailers comprise the majority of DMS' customer base. While DMS is affected by the well-being of the retail industry and its major customers, management does not believe significant credit risks exist with respect to its trade receivables.

         Fair Value of Financial Instruments

         Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximate their fair value at December 31, 1997 and 1996.

                  Per Share Data

                  Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options were exercised. Prior periods have been restated in accordance with Statement of Financial Accounting Standards (SFAS) 128 "Earnings Per Share.". Restated diluted net income per common share amounts do not differ materially from previously reported primary net income per common share amounts.

                  Recently Issued Accounting Standards

                  Effective January 1, 1998 the Company will adopt the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS 130 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                  The Company will adopt the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" effective with the financial statements for the year ended December 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirement. The adoption of SFAS 131 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.       Acquisitions:

                  DMS Stores Fixtures, Inc.:

         On December 31, 1997, the Company acquired the assets and liabilities of LP, a supplier of custom made store fixtures and displays to national retailers, department stores and consumer product manufacturers. Total consideration paid by the Company for LP, was $13.5 million in cash and an additional $1.0 million of cash held in escrow until the December 31, 1997 guaranteed net worth of $5.5 million in LP was verified and released by Company management during February 1998. Additionally, the Company issued 2 million unregistered shares of its common stock, with an additional 250,000 shares contingent upon DMS achieving at least $12.5 million in cumulative pre-tax earnings through December 31, 2002. As part of this acquisition, the Company entered into five year employment agreements with the three principals of LP, one of which, is the father of the Company's Chief Executive Officer providing minimum annual base salaries ranging from $125,000 to $250,000. One individual is eligible to receive an annual bonus up to a maximum of $250,000 per year during the term of his five year employment agreement based on the after-bonus, pre-tax earnings of DMS. The Company will maintain key man life insurance of $2.0 million on one of the individuals and a $2.0 million "second-to-die" policy on the remaining two individuals. The Company incurred fees of approximately $860,000 as part of the Acquisition, including approximately $214,000 for the value of 162,500 warrants for the Company's common stock which were issued to the Company's financial advisor and lending institution. The value of the warrants issued to the lending institution, approximating $82,000, is included as a component of Other assets and will be amortized on a straight line basis over the term of the Company's loan agreement, five years, commencing January 1, 1998.

                  The acquisition has been accounted for using the purchase method of accounting. The excess cost, including related costs of the transaction, over the net assets acquired, amounting to approximately $16.9 million on a preliminarily allocated basis, will be amortized on a straight-line basis over a period of 30 years commencing January 1998.

                  The following table summarizes the unaudited consolidated pro forma information assuming the acquisition occurred at the beginning of each of the following periods. The pro forma effect of the Piper acquisition is not material and, accordingly, has been excluded from the pro forma presentation.

                                                    1997             1996
                                                    ----             ----

         Net sales                             $79,796,000       $68,440,000
         Operating income                        4,059,000         3,527,000
         Net income                           $  2,816,000       $ 3,529,000

         Weighted average of common shares:
           Basic                                 6,759,000         6,480,000
           Diluted                               7,634,000         7,246,000

         Net income per common share:
           Basic                                  $.42               $.54
           Diluted                                $.37               $.49


                  Pro forma net income presented for 1997 and 1996 include two significant non-recurring items. Prior to LP being acquired by the Company, it charged $792,000 against its 1997 earnings for the value of stock compensation paid to certain LP employees. During 1996, the Company recorded a $1.2 million gain from a contractual amendment. Exclusive of the after-tax effect of these two significant non-recurring items during 1997 and 1996, pro forma net income for the respective period was $3,418,000 ($.45 per diluted common share) and $2,484,000 ($.34 per diluted common share).

                  The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

                  Piper Productions, Inc.:

                  The Company acquired 100% of the stock of Piper Productions, Inc. ("Piper") of Orlando, Florida, effective April 1, 1996. Total consideration paid for Piper, including related expenses, approximated $200,000. The Company made a cash payment of $50,000 at closing, and issued a $100,000 note bearing interest at 6% payable in 5 equal annual installments which commenced on April 1, 1997. Up to $200,000 in additional consideration is payable should Piper achieve defined sales levels through 2001.

                  The acquisition was accounted for as a purchase with the operating results of Piper included in the consolidated statement of income from the acquisition date. Accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition.


                           Sparks Exhibits Corp.:

                  In August, 1990, the Company acquired Arrow Exhibits, Inc. ("Arrow") and transferred the operations to its newly formed subsidiary, Sparks Exhibits Corp. ("Sparks").

                  The Agreement provided for certain additional consideration to be paid to the Sellers based on defined operating results of Sparks through December 31, 1994. During 1995 the Company paid $478,618 as additional consideration. The final cumulative contingent earn-out obligation to the Sellers of $333,972 payable in August 7, 1995 was satisfied by a cash payment of $50,095 and issuance of three two-year notes totaling $283,877 bearing interest at 8%, payable quarterly and convertible to the Company 's common stock at $1.375 per share. The Sellers converted their two-year notes into the Company's common stock during January 1997. All additional consideration paid to the Sellers has been recorded as goodwill.


                  Expose Display Systems, Inc.:

                  During July 1993, the Company and Abex Display Systems, Inc. ("ADSI"), entered into an agreement to organize a new California corporation, Expose Display Systems, Inc. ("EDSI"). The Company acquired 51% of EDSI with ADSI acquiring the balance. EDSI granted to ADSI exclusive worldwide distribution and marketing rights for "Expose", a portable display product, through December 2005 contingent upon ADSI meeting defined sales levels.

                  EDSI sales, net of inter-company revenues, for 1997, 1996 and 1995 approximated $4.7 million, $3.1 million and $2.1 million, respectively. As of December 31, 1997 and 1996 $253,000 and $120,000, respectively, was owed to ADSI by EDSI.

3.        Net Income per Common Share:

         Income per share amounts have been restated in accordance with SFAS 128, "Earnings Per Share." This restatement did not result in a material change between diluted per common share amounts and previously reported primary per common share amounts.

         The following table sets forth the computation of basic and diluted net income per common share (in thousands):

                                       1997              1996             1995
                                       ----              ----             ----
Net income                            $2,003            $2,340           $1,253
                                      ======            ======           ======
Weighted average common
  shares outstanding used to compute
  basic net income per common share    4,765             4,480            3,930

Additional common shares to be issued
  assuming exercise of stock options,
  net of shares assumed reacquired       875               766                6
                                       -----           -------           ------
Total shares used to compute
  diluted net income per common share  5,640             5,246            3,936
                                       =====           =======           ======

Basic net income per share             $.42              $.52             $.32
                                       ====              ====             ====
Diluted net income per share           $.36              $.45             $.32
                                       ====              ====             ====

Options and warrants to purchase 190,000 shares of common stock at prices ranging from $5.00 per share to $7.00 per share were outstanding at December 31, 1997, but were not included in the computation of diluted income per common share because the option's and warrant's exercise price was greater than the average market price of the common shares.

4.        Gain on Japan Transaction:

         The Company and Tsubasa System Company, Ltd. ("Tsubasa") a diversified manufacturing and marketing company entered into a distribution and license agreement during 1995 and jointly formed a Japanese corporation, Sparks Japan, to market portable exhibits in Japan. Sparks Japan was capitalized with $250,000, 90% owned by Tsubasa and 10% owned by the Company. In an amendment to that agreement during January 1996, the Company agreed to eliminate certain future payments from Sparks Japan and to issue to Tsubasa 500,000 unregistered shares of the Company's common stock in exchange for $3,000,000 and a commitment from the Company to provide requisite technical, operational and marketing support to the operation. The agreement also requires that the funds received by the Company are to be used only for its operating activities and to acquire companies, products and services within the exhibit industry, unless prior approval is obtained from Tsubasa.

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

         A gain of $1,000,000 was recognized in 1996 representing the consideration received less amounts allocated to the 500,000 shares of common stock issued, the "put option" and the incremental direct costs expected to be incurred by the Company with respect to complying with certain requirements of the agreement. During the fourth quarter of 1996, management re-evaluated the put option and expected direct costs, resulting in a $200,000 increase to the recorded gain during 1996. Included in Accrued expenses and other at December 31, 1997 and 1996 are accrued contractual costs of $467,409 and $713,299, respectively.


5.       Cash Flows Information:

Cash paid for interest in 1997, 1996 and 1995 amounted to $28,053, $121,049, and $140,206, respectively.

Cash paid for income taxes in 1997, 1996 and 1995 amounted to $61,170, $30,398 and $9,509, respectively.

Cash paid for the acquisition of LP was calculated as follows:

                  Current Assets                      $ 5,410,816
                  Property and Equipment                  160,642
                  Goodwill and other Intangibles       16,990,432
                  Liabilities assumed or created       (1,907,400)
                  Common stock issued                  (7,683,750)
                                                      -----------
                  Cash paid, net of cash acquired     $12,970,740
                                                      ===========

            During 1997 the following non-cash investing and financing transactions took place:

   o The Company issued 2,000,000 shares of its common stock and 162,500 warrants in connection with the acquisition of LP.

   o The Company issued 27,166 shares of its common stock to certain directors, employees and the Company's 401(k) plan for director fees, stock awards and defined contributions under the Company's employment benefit plan

   o The Company exchanged three, two year convertible notes to the Sellers of Sparks amounting to $283,877 for 206,456 shares of the Company's common stock.

During 1996 the following non-cash investing and financing transactions took place:

   o The Company issued to the Piper seller a $100,000 note bearing interest at 6% and payable in five equal, annual installments commencing April 1, 1997.

   o The Company issued 35,958 shares of its common stock to certain directors, employees and the Company's 401(k) plan for director fees, stock awards and defined contributions under the Company's employment benefit plan.

   o During 1995 the following non-cash investing and financing transactions took place:

   o The Company issued to three Sellers, two-year notes amounting to $283,877 and bearing interest at 8% and payable quarterly in lieu of the final payment for additional consideration in connection with the a 1990 acquisition.


  6.     Inventory:

         Inventory at December 31, 1997 and 1996 consists of the following:

                                              1997                     1996
                                              ----                     ----

       Raw materials                      $   819,273             $    775,805
       Work in process                      6,763,508                3,568,492
       Finished goods                       2,490,710                       -
                                          -----------              -----------
                                          $10,073,491              $ 4,344,297
                                          ===========              ===========

7.       Property and Equipment and Rental Assets:

Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                    1997                 1996
                                                    ----                 ----

Manufacturing equipment and vehicles          $1,510,901         $  1,352,095
Office equipment and data processing           2,685,036            1,990,537
Leasehold improvements                         1,406,548            1,265,030
Showroom exhibits and other                      643,254              582,764
                                              ----------         ------------
                                               6,245,739            5,190,426
  Less accumulated depreciation
     and amortization                          3,976,745            3,128,354
                                               ---------            ---------
                                              $2,268,994           $2,062,072
                                              ==========           ==========


                                                    1997                 1996
                                                    ----                 ----
Rental assets at December 31, 1997 and
  1996 consists of the following:
Rental assets                                 $2,249,930           $1,838,495
  Less accumulated depreciation                1,348,279              825,134
                                             -----------           ----------
                                             $   901,651           $1,013,361
                                             ===========           ==========

Depreciation expense was approximately $1,339,000, $1,123,000 and $799,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.       Intangible Assets:


         Amortization expense related to goodwill and other intangible assets was approximately $230,000, $514,000 and $312,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

9.       Accrued Expenses and Other:


         Accrued expenses and other at December 31, 1997 and 1996 consist of the following:

                                                        1997            1996
                                                        ----            ----
         Accrued compensation                       $ 2,423,390      $1,298,682
         Customer deposits                            6,596,745       1,176,745
         Accrued payroll, sales and business taxes      268,462         433,876
         Accrued insurance costs                        508,202         302,270
         Accrued acquisition costs                      513,207             --
         Accrued contractual costs (See Note 4)         467,409         713,299
         Other                                        1,457,936         991,639
                                                    -----------      ----------
                                                    $12,235,351      $4,916,511
                                                    ===========      ==========
10.      Debt Obligations:

         Notes Payable:

         The Company, in connection with the December 31, 1997 acquisition of LP, entered into a $13.5 million five-year term loan and a $6.5 million five-year revolving credit facility with a lending institution, both collateralized by all of the Company's assets. Borrowings under the term loan and revolving credit facility bear interest at rates equal to adjusted LIBOR plus applicable spreads ranging from 75 to 100 basis points. The applicable spreads are dependent upon the Company's debt to capitalization ratio, measured on a quarterly basis. A final payment is due during 2002 provided the Company has not fully repaid the term loan due to contractually-required prepayments equal to 50% of defined excess cash flow, applied in the inverse order of the installments' due date.

           Both the term loan and revolving credit facility include, among other things, certain financial covenants requiring the maintenance of certain minimum financial ratios and restricts the Company's ability to pay dividends. No amounts under the revolving credit facility were outstanding as of December 31, 1997. The Company is subject to an annual commitment fee of 75 basis points on the average annual unused portion of the revolving credit facility, payable in arrears, commencing January, 1999.

         Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                         1997            1996
                                                         ----            ----
Term loans payable, banks:

Interest payable quarterly at adjusted LIBOR
plus spreads ranging from 75 to 100 basis
points, principal in equal quarterly payments
commencing April 1, 1998 based on minimum
annual installments of $1.350 million, $2.025
million, $2.025 million, $3.375 million and a
final payment up to $4.725 million                   $13,500,000           --

Interest payable monthly at rates ranging
from 6.85% to 8.6%, principal paid during 1997            --           $623,334

Seller Notes payable, converted into 206,456 shares of
         common stock during January 1997                 --            283,877

Seller Note payable, interest payable
annually at 6%, principal payable in annual
installments of $20,000 through April, 2001               80,000        100,000

Other                                                     49,429        104,147
                                                     -----------    -----------
                                                      13,629,429      1,111,358
         Less current portion                          1,386,117        653,918
                                                     -----------    -----------
                                                     $12,243,312    $   457,440
                                                     ===========    ===========


 Aggregate long-term debt maturities for the next five years are as follows:

           Years ended December 31,                              Amount
           ------------------------                              ------

                      1998                                     $ 1,386,117
                      1999                                       2,057,480
                      2000                                       2,058,813
                      2001                                       3,402,034
                      2002                                       4,724,985
                                                               -----------
                                                               $13,629,429
                                                               ===========

11.      Commitments and Contingencies:

         The Company operates in leased office and warehouse facilities. Lease terms range from monthly commitments up to 81 months with options to renew at varying times. Certain lease agreements require the Company to pay supplemental costs of utilities, taxes, insurance and maintenance.

         The Company leases its DMS facility from a partnership controlled by two shareholders of the Company. The lease expires May 2001. The annual rent is $180,000. In addition, the Company is responsible for taxes, insurance and other operating expenses.

         As of December 31, 1997, future minimum lease commitments under non-cancelable operating leases are as follows:

  Year ended December 31,
  -----------------------
           1998                                                 $1,652,000
           1999                                                  1,473,000
           2000                                                  1,303,000
           2001                                                    831,000
           2002                                                    791,000
           2003 and thereafter                                   1,088,000
                                                                ----------
             Total minimum lease commitments                    $7,138,000
                                                                ==========

         Rental expense, exclusive of supplemental costs was approximately $1,405,000, $1,382,000 and $1,111,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

         Pursuant to their employment contracts, two officers may obtain shares of common stock at $1.60 per share based on a formula related to certain prior deferred compensation and accrued bonuses. As of December 31, 1997, there were 360,042 shares reserved for these arrangements.

                The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

12.      Warrants and Stock Options:

                  Warrants

                  In December 1997, the Company issued warrants to purchase 100,000 and 62,500 shares of common stock at an exercise price of $6.19 per share to the Company's financial advisor and lending institution, respectively, as part of the LP acquisition. These warrants are exercisable on or before December 31, 2001.

                 Stock Options

                 The Company has qualified and nonqualified stock option plans.

                  In August 1990, the Company adopted the 1990 Incentive Plan which provides for the granting of Incentive Stock Options ("ISO") and a 1990 Nonstatutory Option Plan ("NSO") (collectively, "the 1990 Plans"). Under the 1990 Plans, 1,450,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's, and 85% of the market value of the shares in the case of NSO's.

                  In April 1984, the Company adopted the 1984 Incentive Stock Option Plan ("1984 Plan"). The plan provides for the granting of Incentive Stock Options to key salaried employees to purchase a maximum of 100,000 common shares at prices not less than the market value of the shares on the date the options are granted.

                  The Company maintains a Nonqualified Stock Option Plan ("NSOP") which provides for the granting of options primarily to employees, directors and others to purchase, for a period of five years, a maximum of 65,900 common shares at prices and terms determined by a committee appointed by the Board of Directors. Options are granted at a price not less than 85% of the market value of the shares at the date of the grant.

                  The Directors' and Consultants' Stock Option Plan ("DCSOP") provides for the granting of options to purchase up to 73,600 common shares to directors and consultants who are neither principal stockholders, nor receive salary compensation. Prices are determined as in the Nonqualified Stock Option Plan.

                  The 1992 Director Stock Plan (as amended through July
         1996)("1992 Plan"), with a total of 200,000 authorized shares, was amended in December 1994 to provide that in addition to stock awards, stock options may be granted to Directors at a price not less than market value on the date of the grant.

                  The following is a summary of option transactions and exercise prices:


                                                          Price       Weighted
                                       Shares           Per Share      Average
                                       ------           ---------      -------
         Outstanding at
          December 31, 1994           1,173,245      $1.60 to $4.00     $2.02
                                      =========
         Granted                         90,000         $2.00            2.00
         Expired                        (57,783)     $2.60 to $4.00      2.90
                                     -----------
         Outstanding at
          December 31, 1995           1,205,462      $1.60 to $2.75      1.98
                                     ==========


         Granted                       339,300       $2.00 to $2.88      2.42
         Expired                        (2,540)          $2.00           2.00
         Exercised                     (61,100)          $2.00           2.00
                                    ----------
         Outstanding at
          December 31, 1996          1,481,122       $1.60 to $2.88      2.08
                                     =========

         Granted                       172,419       $3.57 to $7.00      4.02
         Expired                       (98,427)      $2.13 to $3.00      2.96
         Exercised                    (121,230)      $1.60 to $2.60      1.89
                                     ---------
         Outstanding at
          December 31, 1997          1,433,884       $1.60 to $7.00      2.27
                                     =========

         The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                                                 Options Outstanding              Options Exercisable
                                   -------------------------------------------- ----------------------------
                                                         Weighted Average
                                      Number             ----------------          Number       Weighted
                Range of Exercise  of Options     Remaining                      of Options      Average
                      Prices       and Awards    Life (Years)    Exercise Price  and Awards   Exercise Price
                -----------------  ----------    ------------    --------------  ----------   --------------
1990 Plans        $1.60 to $2.00     854,720         3.46             $1.81        854,720        $1.81
                  $3.38 to $3.38      40,000         9.33              3.88            --           --
                  --------------    --------         ----            ------        -------        -----

Plan Totals       $1.60 to $3.38    894,720          3.72             $1.88        854,720        $1.81
                  --------------    -------          ----             -----        -------        -----

1984 Plan         $2.00 to $3.88      47,780         1.69             $2.79         47,780        $2.79
                  $6.00 to $6.00      20,000         3.01              6.00         20,000         6.00
                  --------------    --------         ----            ------       --------        -----

Plan Totals       $2.00 to $6.00      67,780         2.08             $3.74         67,780        $3.74
                  --------------    --------         ----             -----       --------        -----

NSOP              $2.00 to $3.28      15,165         2.62             $2.44         15,165        $2.44
                  --------------    --------         ----             -----       --------        -----

DCSOP             $2.45 to $2.45      19,000         0.46             $2.45         19,000        $2.45
                  --------------    --------         ----             -----       --------        -----

1992 Plan         $2.49 to $3.50      80,000         2.87             $2.33         80,000        $2.33
                  $4.45 to $4.45      30,000         4.45              3.57            --           --
                  --------------    --------         ----            ------       --------        -----

Plan Totals       $2.49 to $4.45     110,000         3.30             $2.67         80,000        $2.33
                  --------------    -------          ----             -----       --------        -----

Other             $2.00 to $3.50     234,800         3.44             $2.26        128,800        $2.22
                  $3.88 to $7.00      92,419         3.81             $4.51         84,919        $4.38
                  --------------     --------        ----             -----       --------        -----
Total Other       $2.00 to $7.00     327,219         3.51             $2.89        213,719        $3.08
                  --------------    --------         ----             -----       --------        -----

Grand Total       $1.60 to $7.00   1,433,844         3.52             $2.27      1,250,384        $2.18
                  =============    =========         ====             =====      =========        =====


         The following is a summary of stock options exercisable at December 31, 1997, 1996 and 1995, and their respective weighted-average share prices:

                                                                Weighted Average
                                                Number of Shares  Exercise Price
                                                ----------------  --------------
            Options exercisable December 31, 1997   1,250,384        $2.18
            Options exercisable December 31, 1996   1,130,296        $2.00
            Options exercisable December 31, 1995     909,513        $1.94

12.         Warrants and Stock Options, continued

                  The Company has adopted the disclosure -only provisions of SFAS 123, "Accounting for Stock-based Compensation." The Company will continue to apply the provisions of Accounting Principles Board Opinion 25 in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per common share would have been reduced to the pro forma amounts as follows:

                                          Year ended December 31,
                                               1997         1996        1995
                                               ----         ----        ----

         Net Income           As reported   $2,003,316   $2,340,153   $1,252,814
                              Pro Forma      1,747,569    2,235,544    1,224,500
         Diluted Income Per
          Common Share        As reported      $.36         $.45         $.32
                              Pro Forma        $.31         $.41         $.31


                  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 1997, 1996 and 1995 include the following:

                  Assumption            1997            1996         1995
                  ----------            ----            ----         ----

         Dividend yield                 0.0%            0.0%         0.0%
         Risk-free rate                 6.0%            6.2%         7.2%
         Expected life                  3-4 yrs.        4-5 yrs.     5 yrs.
         Expected volatility            68%             74%          79%
         Fair Value                     $2.07           $1.42        $0.69

13.      Employee Benefit Plans:

                  The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. Charges to income, as determined by the market value of Company stock when contributed, with respect to this Plan were approximately $55,000, $50,000 and $32,000 in 1997, 1996 and 1995,
         respectively.

14.      Income Taxes:

                  The components of the provision (benefit) for income taxes were as follows:

                          1997                    1996                1995
                          ----                    ----                ----

         Current:
           Federal     $  99,000               $  87,000           $   27,000
           State         125,000                  91,000               39,000
         Deferred:
           Federal       375,000                 172,000             (590,000)
           State          21,000                  -                   (14,000)
                          ------                --------           -----------
                        $620,000                $350,000            $(538,000)
                        ========                ========            ==========



                  A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                           1997          1996          1995
                                           ----          ----          ----

         Federal statutory rate             34%           34%            34%
         State income tax, net of Federal
           income tax effect                 4             3              2
         Non-deductible expenses             3             3              7
         Valuation allowance               (13)          (33)          (114)
         Other, net                         (4)            6             (4)
                                           ----      -------           -----

                                            24%           13%          (75%)
                                            ===           ===          =====

14.               Income Taxes, continued

                  The net deferred tax asset at December 31, 1997 and 1996 comprises the following:

                                                       1997           1996
                                                       ----           ----

                Net operating loss carryforwards   $   287,000     $1,441,000
                General business credits             1,406,000      1,856,000
                Alternative minimum tax credits        190,000        120,000
                Property and equipment                 249,000        228,000
                Accrued expenses and compensation      387,000        200,000
                Other, net                             119,000        (11,000)
                                                    ----------    -----------
                                                     2,638,000      3,834,000
                Valuation allowances                (1,056,000)    (1,856,000)
                                                     ----------   ------------
                Net deferred tax asset              $1,582,000     $1,978,000
                                                    ==========    ===========

         The decrease in the valuation allowance in 1996 resulted from the release of valuation allowance based on the re-evaluation of the realizability of future benefits of net operating loss carryforwards.

         During the fourth quarter of 1997, as a result of the acquisition of DMS, the Company reassessed its ability to utilize its general business credit carryforwards which expire primarily in 1998. Based on this reassessment, a benefit of approximately $350,000 was recognized related to release of valuation allowance and approximately $450,000 of gross deferred tax asset and valuation allowance were written off.

         Realization of the net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryfowards (NOL's) and general business credits. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized.

                As of December 31, 1997, the Company had federal NOL's of approximately $843,000, expiring through 2008 and general business carryforwards of approximately $1,406,000 which expire primarily in 1998.

         15.       Quarterly Financial Information (Unaudited)

                           Summarized unaudited quarterly financial data for the years ended December 31, 1997 and 1996 are:


         1997                   March 31    June 30  September 30  December 31
         ----                   --------    -------  ------------ --------------
         Net Sales               11,838     12,185       12,014    12,678
         Gross Profit             3,517      3,297        3,430     3,595
         Net Income                 402        383          322       896 (1)
         Basic Net Income Per
           Common Share (2)         .09        .08          .07       .19
         Diluted Net Income
           Per Common Share (2)     .07        .07          .06       .15

         1996
         Net Sales                8,578     10,288       10,243     9,207
         Gross Profit             2,529      2,906        2,762     2,568
         Net Income               1,014 (3)    280          164       882 (1)(4)
         Basic Net Income Per
           Common Share (2)         .23        .06          .04       .19
         Diluted Net Income
         Per Common Share (2)       .22        .05          .03       .16


         (1) Fourth quarter results include the release of valuation allowances based on the reevaluation of the realizability of net operating loss carryforward and general business credits.
         (2) During the fourth quarter of 1997, the Company adopted the provisions of SFAS 128 and, as required, has restated all prior period per common share data.
         (3) Includes a pre-tax gain of $1,000 from a contract amendment.
             See Note 4 of the consolidated financial statements.
         (4) Includes a pre-tax gain of $200 from a contract amendment.
             See Note 4 of the consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1997, 1996 and 1995
                             (Thousands of Dollars)

                                                                       Additions       Additions
                                                                        charged         charged
                                                                      (deductions     (deductions
                                                  Balance at           credited)       credited)                        Balance at
                                                 beginning of        to costs and       to other       Deductions         end of
                                                     year              expenses       accounts (b)         (a)             year
                                               ------------------ ----------------  -----------------  ------------  ---------------
Description
Year ended December 31, 1997:
  Allowance for doubtful accounts                   $181                 $150             $267            $(65)            $533

  Deferred income tax valuation allowance         $1,856                $(350)                           $(450)          $1,056

Year ended December 31, 1996:
  Allowance for doubtful accounts                   $132                  $51                              $(2)            $181

  Deferred income tax valuation allowance         $2,735                $(879)                                           $1,856

Year ended December 31, 1995:
  Allowance for doubtful accounts                    $86                  $80                             $(34)            $132

  Deferred income tax valuation allowance         $3,669                $(934)                                           $2,735



  (a)  Write-off of uncollectible receivables, net of recoveries

  (b)  Acquired in connection with DMS acquisition








                 See notes to consolidated financial statements

                                      51a