Form 10-Q
period 1998-03-31
MARLTON TECHNOLOGIES INC
filed 1998-05-14
CIK 96988

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_______

                         Commission file number 1-7708
                                                ------
                          MARLTON TECHNOLOGIES, INC.
       ----------------------------------------------------------------
              (Exact name of issuer as specified in its charter)


         New Jersey                                        22-1825970
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

                         2828 Charter Road, Suite 101.
           Philadelphia, PA                                 19154
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number (215) 676-6900
                                              -------------




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

             Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes_______ No__________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,097,078
---------

           Transitional Small Business Disclosure Form (check one):
Yes __________    No ___X_____

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1998 and December 31, 1997

                                                                                                        (Unaudited)
                                                                               March 31,                December 31,
                                            ASSETS                               1998                       1997
                                                                             ------------               -----------
Current:
   Cash and cash equivalents                                                 $ 5,363,096                $ 7,115,100
   Accounts receivable, net of allowance
     of $334,000 and $310,000, respectively                                   13,074,814                 10,444,298
   Inventory                                                                   5,543,258                 10,073,491
   Prepaids and other current assets                                           2,272,433                  1,337,497
   Deferred income taxes                                                         852,000                    965,000
                                                                             -----------                -----------
          Total current assets                                                27,105,601                 29,935,386

Property and equipment, net of accumulated
     depreciation and amortization of  $3,651,604
     and $3,976,745, respectively                                              2,544,577                  2,268,994
Rental assets, net of accumulated amortization
        of $1,404,432 and $1,348,279, respectively                               868,734                    901,651
Goodwill, net of accumulated amortization of $1,053,164
       and $871,546, respectively                                             20,677,328                 19,763,768
Deferred income taxes                                                            416,870                    616,870
Other assets, net of accumulated amortization
       $1,048,899 and $1,112,601, respectively                                 1,042,946                    626,586
                                                                             -----------                -----------
          Total assets                                                       $52,656,056                $54,113,255
                                                                             ===========                ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                         $ 1,380,919                $ 1,386,117
   Accounts payable                                                            4,237,133                  4,294,971
   Accrued expenses and other                                                  9,676,697                 12,235,351
                                                                             -----------                -----------
          Total current liabilities                                           15,294,749                 17,916,439

Long-term debt, net of current portion                                        12,243,312                 12,243,312
                                                                             -----------                -----------
          Total liabilities                                                   27,538,061                 30,159,751
                                                                             -----------                -----------

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
     10,000,000; no shares issued or outstanding                                      -                          -
   Common stock, $.10 par - shares authorized
     50,000,000; 7,102,078 and 6,889,444 issued, respectively                    710,208                    688,944
   Additional paid-in capital                                                 29,612,505                 29,169,410
   Accumulated deficit                                                       ( 5,093,041)               ( 5,793,173)
                                                                             -----------                -----------
                                                                              25,229,672                 24,065,181
   Less cost of 5,000 treasury shares                                            111,677                    111,677
                                                                             -----------                -----------
          Total stockholders' equity                                          25,117,995                 23,953,504
                                                                             -----------                -----------
          Total liabilities and stockholders' equity                         $52,656,056                $54,113,255
                                                                             ===========                ===========



                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  (UNAUDITED)


                                        Common Stock               Additional                                           Total
                                    Shares         Issued            Paid-in       Accumulated        Treasury      Shareholder's
                                    Issued         Amount            Capital         Deficit           Amount          Equity
                                  -----------    ------------    ------------     ------------     ------------    ------------

Balance, January 1, 1998           6,889,444        $688,944      $29,169,410      $(5,793,173)       $(111,677)    $23,953,504

Additional shares issued under
  compensation arrangements          212,634          21,264          443,095                -                -         464,359

Net income for the three month
 period                                    -               -                -          700,132                -         700,132
                                  -----------    ------------    ------------     ------------     ------------    ------------
Balance, March 31, 1998            7,102,078        $710,208      $29,612,505      $(5,093,041)       $(111,677)    $25,117,995
                                  =========== ===============   ==============  ===============  ===============  ==============






                See notes to consolidated financial statements

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                          For the three months ended
                                                                                  March 31,
                                                                          1998                 1997
                                                                      -----------           -----------
Net sales                                                             $22,050,546           $11,838,258
Cost of sales                                                          16,571,700             8,321,109
                                                                      -----------           -----------

Gross profit                                                            5,478,846             3,517,149
                                                                      -----------           -----------
Expenses:
     Selling                                                            2,462,096             1,865,758
     Administrative and general                                         1,721,537               961,442
                                                                      -----------           -----------
                                                                        4,183,633             2,827,200
                                                                      -----------           -----------
Operating profit                                                        1,295,213               689,949
                                                                      -----------           -----------
Other income (expense):
     Interest income                                                       97,753                39,484
     Interest (expense)                                                  (233,951)              (14,592)
     Other income (expense)                                                 4,117               (52,537)
                                                                      -----------           -----------
                                                                         (132,081)              (27,645)
                                                                      -----------           -----------

Income before income taxes                                              1,163,132               662,304

Provision for income taxes                                                463,000               260,000
                                                                      -----------           -----------

Net income                                                            $   700,132           $   402,304
                                                                      ===========           ===========


Net income per common share:
   Basic                                                                     $.10                  $.08
                                                                      ===========           ===========
   Diluted                                                                   $.09                  $.07
                                                                      ===========           ===========

                See notes to consolidated financial statements.

                          MARLTON TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                             For the three months ended
                                                                                      March 31,
                                                                               1998             1997
                                                                            ----------       ---------
Cash flows provided by operating activities:
  Net income                                                                $  700,132          402,304
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Depreciation and amortization                                            487,886          436,677
      Decrease in deferred tax asset                                           313,000          143,000
  Change in assets and liabilities                                          (2,883,789)        (135,538)
                                                                            ----------       ----------
        Net cash provided by (used in) operating activities                 (1,382,771)         849,443
                                                                            ----------       ----------

Cash flows (expended through) investing activities:
  Capital expenditures                                                        (648,748)        (133,266)
  Cash paid for minority investment in ADSI                                   (179,646)              -
                                                                            ----------       ----------
         Net cash (expended through) investing activities:                    (828,394)        (133,266)
                                                                            ----------       ----------
 Cash flows provided by (expended through) financing activities:
 Proceeds from issuance of common stock                                        464,359          331,160
 Principal payments on long-term debt                                           (5,198)        (390,198)
                                                                            ----------       ----------
        Net cash provided by (expended through) financing acitivites:          459,161          (59,038)
                                                                            ----------       ----------

Increase in cash and cash equivalents                                       (1,752,004)         657,139

Cash and cash equivalents - beginning of period                              7,115,100        3,300,010
                                                                            ----------       ----------

Cash and cash equivalents - end of period                                   $5,363,096       $3,957,149
                                                                            ==========       ==========

Supplemental cash flow information:
  Cash paid for interest                                                       $ 1,474          $14,592
                                                                            ==========       ==========
  Cash paid for income taxes                                                   $65,000          $55,000
                                                                            ==========       ==========

                See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF ACCOUNTING POLICIES:

         Basis of Presentation:

         The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997, respectively. The December 31, 1997 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the March 31, 1998 consolidated balance sheet.

                  Activity included in the consolidated statement of operations consists primarily of the design, manufacture, sale and servicing of custom and portable trade show and the manufacturing of museum exhibits, themed interiors, theme park attractions, store fixtures and point of purchase displays.


         Acquisitions:

         DMS Store Fixtures Corp.

         On December 31, 1997, the Company acquired the assets and liabilities of DMS Store Fixtures L.P. ("LP") through its newly-formed, wholly-owned subsidiary DMS Store Fixtures Corp. ("DMS"), a supplier of custom store fixtures and displays to national retailers, department stores and consumer product manufacturers. The acquired assets and liabilities of LP were recorded at their estimated fair value with the excess purchase price and related costs of acquisition recorded as goodwill at December 31, 1997. During the first quarter of 1998, the Company recognized as cost of sales $160,000 of the inventory write-up to fair market value with the remaining $200,000 to be recognized as cost of sales relating to inventory turnover during the balance of 1998.

         The following table summarizes the unaudited consolidated pro forma information for the Company for the three months ended March 31, 1997 assuming the acquisition occurred at the beginning of 1997 and the Company's actual results of operations for the three months ended March 31, 1998 (in thousands except per share data).

                                                  1998             1997
                                                 Actual          Pro forma
                                               ---------        -----------
  Net sales                                     $22,051          $17,974

  Operating profit                                1,295              899

  Net income                                    $   700          $   456

  Weighted average of common shares:
  Basic                                            7,032           6,748
  Diluted                                          7,791           7,631

  Net income per common share:
  Basic                                            $.10             $.06
  Diluted                                          $.09             $.05

                 MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

        The pro forma consolidated results of operations for the three months ended March 31, 1997 include adjustments to give effect to amortization for goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of 1997.

          Abex Display Systems, Inc. ("ADSI")

          Effective February 1, 1998, the Company forgave approximately $1.12 million of EDSI's inter-company debt, exchanged its 51% majority interest in Expose' Display Systems, Inc. ("EDSI"), and paid approximately $175,000 in cash, for its 25% interest in ADSI. The Company's investment in ADSI has been accounted for using the equity method. Accordingly, the Company did not consolidate EDSI's revenues and expenses within its operating results subsequent to January 31, 1998. The Company has recognized its pro-rata portion of ADSI's operating results after January 31, 1998 as a part of other income.

          For the two-months ended March 31, 1998, the Company included $1,000 as part of other income, representing its pro-rata share of ADSI's net income for the period.

          Per Share Data

          Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options were exercised. Prior periods have been restated in accordance with Statement of Financial Accounting Standards (SFAS) 128 "Earnings Per Share." Restated diluted net income per common share amounts do not differ materially from previously reported primary net income per common share amounts.

          Recently Issued Accounting Standards

          Effective January 1, 1998 the Company was required to adopt the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For the quarter ended March 31, 1998 the Company had no items of other comprehensive income.


2.      INVENTORY:

          Inventory, as of the respective dates, consists of the following:

                                 March 31, 1998        December 31, 1997
                                 --------------        -----------------
    Raw Materials                   $  343,231             $   819,273
    Work In Process                  2,585,085               6,763,508
    Finished Goods                   2,614,942               2,490,710
                                    ----------             -----------
                                    $5,543,258             $10,073,491
                                    ==========             ===========

                 MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

3.       INCOME TAXES:

        The components of the provision for income taxes for the respective three month periods ended March 31, were as follows:

                                         1998                  1997
                                         ----                  ----

   Currently payable:
     Federal                            $100,000              $52,000
     State                                50,000               65,000
                                        --------             --------
                                         150,000              117,000
   Deferred:
     Federal                             313,000              143,000
                                         -------              -------
                                        $463,000             $260,000
                                        ========             ========


4.       NET INCOME PER COMMON SHARE:

         Income per share amounts have been restated in accordance with SFAS 128, "Earnings Per Share." This restatement did not result in a material change between diluted per common share amounts and previously reported primary per common share amounts.

         The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                       Three Months Ended
                                                             March 31,
                                                      1998           1997
                                                      ----           ----
      Net Income                                      $700           $402
                                                     =====          =====

      Weighted average common shares
      outstanding used to compute basic net
      income per common share                        7,032          4,748


      Additional common shares to be issued
      assuming exercise of stock options, net of
      shares assumed reacquired                        875            883
                                                     -----          -----

      Total shares used to compute diluted net
      income per common share                         7,907         5,631
                                                      =====         =====

      Basic net income per share                       $.10          $.08
                                                      =====         =====

      Diluted net income per share                     $.09          $.07
                                                      =====         =====

Options and warrants to purchase 168,000 shares of common stock at prices ranging from $6.18 per share to $7.00 per share were outstanding at March 31, 1998, but were not included in the computation of diluted income per common share because the option's and warrant's exercise price was greater than the average market price of the common shares during the first quarter of 1998.

                 MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

5.       SUBSEQUENT EVENT:

                On April 1, 1998, the Company acquired 100% of the stock of Rusty Hinges, Inc. d/b/a Steele Productions ("Steele") located in the San Francisco, California area. Steele produces properties for industrial and corporate theater events throughout the United States.

                The transaction included a cash payment of approximately $425,000, a five year note of approximately $250,000 payable in equal annual installments bearing interest at 6% per annum, and, approximately 40,000 shares of the Company's common stock. Based upon a final, approved balance sheet of Steele as of March 31, 1998 and the related equity account, the above estimate of the cash, notes and Company stock will be finalized and recorded utilizing the purchase method of accounting. The excess cost of the acquisition, including related costs of the transaction, over the net assets acquired, if any, will be amortized on a straight-line basis over a period of 10 years commencing April 1998. Steele Productions' sales for 1997 approximated $3.0 million.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL OVERVIEW

The Company's core business is the custom design, manufacture and sale of sophisticated trade show exhibits, displays, signage and graphics for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields. Through its wholly-owned subsidiary, Piper Productions, Inc. ("Piper") of Orlando, Florida, the Company produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects.

The Company acquired DMS Store Fixtures Corp. on December 31, 1997, a supplier of custom-made store fixtures and displays to national retailers, department stores and consumer product manufacturers. During 1997, DMS generated over $30 million of revenues to a well-established customer base for which cross marketing opportunities exist to other business groups of the Company.

The Company expanded its business opportunities in corporate and industrial theater events through the April 1, 1998 acquisition of Steele Productions ("Steele") in the San Francisco Bay area. See Note 5 of the consolidated financial statements.

Management's aggressive growth plan from the August 1990 acquisition of Sparks Exhibits Corp. ("Sparks"), the December 31, 1997 acquisition of DMS and the April 1, 1998 acquisition of Steele, has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups should position the Company to increase its revenue base and move toward its goal of becoming a leading dimensional marketing company through the continued offering of expanded products and services to a larger customer network.


 RESULTS OF OPERATIONS

         Three months ended March 31, 1998 as compared with three months ended March 31, 1997

Sales

         Total Company revenues for the three months ended March 31, 1998 as compared with the same period during 1997 increased by 86%, to $22.1 million from $11.8 million. Half of the overall sales increase during 1998 was due to the reveneus generated by the December 31, 1997 acquired DMS Store Fixtures Corp., which is included is the Permanent and scenic displays group. The first quarter of each year has historically been the lowest quarter for revenues and operating profits for DMS, with the remaining quarter's being their highest quarters for sales and operating profits. All other business groups generated the remaining fifty percent of the overall $10.2 million increase in revenues for the three month period ended March 31, 1998 as compared with the same period during 1997.

                                                   Three Months Ended
                                                        March 31,
                                                      (in thousands)
 Reported business groups                      1998                    1997
 --------------------------------------------------------------------------

 Trade show exhibits group                   $13,222               $  9,009
 Permanent and scenic displays group           8,829                  2,829
                                             -------                -------
                Total revenues               $22,051                $11,838
                                             =======                =======

               The Trade show exhibits group experienced a $4.2 million sales increase during the first quarter of 1998 as compared with the related quarter during 1997. This 47% increase in Trade show exhibits group sales reflects the Company's continuing program of client expansion in all three custom trade show exhibit manufacturing facilities - Philadelphia, Atlanta and San Diego. The Company's rental exhibit sales group, portable/modular exhibit sales group and international sales group - reported as a part of the Trade show exhibits group - also experienced sales increases during the first quarter of 1998 as compared with their sales during the first quarter of 1997.

         The Permanent and scenic displays group, comprised of DMS, the museum/productions sales group and Piper Productions, experienced a $6 million increase in first quarter 1998 revenues as compared with first quarter 1997 revenues. Exclusive of the sales generated by the December 31, 1997-acquired DMS, the museum/production and Piper sales groups experienced sales increases during the first quarter of 1998 as compared with the same period during 1997.

         The Company exchanged its interest in Expose' Display Systems, Inc. ("EDSI"), forgave inter-company debt and paid cash to acquire a 25% interest in Abex Display Systems, Inc. ("ADSI"), a manufacturer of portable and modular trade show exhibits distributed throughout the world via ADSI's distribution network. The exchange occurred on February 1, 1998. Sales and the related costs of operations generated by EDSI, formerly a consoliated 51% owned subsidiary of the Company, were recorded through January 31, 1998. Subsequent to that exchange, the Company records its pro-rata equity interest in ADSI's net profits or losses using the equity method of accounting. (See Note 1 to the consolidated financial statements.) During January 1998, EDSI generated revenues, net of inter-company sales, approximating $400,000.

Operating Profits

         Operating profits increased by 88% from approximately $700,000 to $1,300,000 for the comparative first quarters of 1997 and 1998, respectively. This increase in 1998 operating profits occurred despite a 5.0% decrease in the gross profit margin, as a percentage of sales, during the first quarter of 1998 as compared with the first quarter of 1997. This expected decrease is predominantly due to the lower gross profit margins on sales generated by newly-acquired DMS, whose gross margins are similar to the Company's museum/productions group and Piper Productions. These three sales groups achieve historically lower gross margins than the gross margins generated by the Company's core business group - Trade show exhibits. However, the higher, more consistent revenues generated by the Permenent and scenic displays business group provides operating efficiencies in the Company's manufacturing facilities as well as absorbing fixed overhead, selling, and general and administrative costs. The lower gross profit margin percentage was mitigated by 5% lower selling costs, as a percentage of sales, during the first quarter of 1998 as compared with the first quarter of 1997. Historically DMS' operating profits have been lowest during the first calendar quarter of the year due to the cyclical nature of the retail industry.

Other Income/(Expense)

         Other income/(expense) increased from ($28,000) during the first quarter of 1997 to ($132,000) during the first quarter of 1998. Interest income increased predominently from gains on the sale of certain investments during the first quarter of 1998 while interest (expense) during that period increased to ($234,000) from ($15,000) during the first quarter of 1997. The significant increase in interest (expense) during 1998 is attributable to the $13.5 million term debt associated with the December 31, 1997 acquisition of DMS.

         Other (expense) of ($52,537) during 1997 was primarily attributable to the minority partners' interest in EDSI's first quarter 1997 profits. The February 1, 1998 exchange for a 25% interest in ADSI (see Note 1) no longer requires the Company to include the minority partner's interest in profits or losses of EDSI since EDSI is no longer accounted for as a consolidated subsidiary of the Company effective February 1, 1998.

Income Taxes

         The provision of income taxes, as a percentage of income before income taxes, remained relatively consistent for the first quarter of 1998 and 1997, 39.8% and 39.3% respectively.

 Net Income

         Net income increased to $700,132 ($.09 per diluted share) during the first quarter of 1998 from $402,304 ($.07 per diluted share) during the first quarter of 1997, a 74% increase. This increase is attributed to the higher sales levels and related operating profits generated by the reported business groups during the first quarter of 1998


BACKLOG

         The Company's backlog of orders at March 31, 1998 was approximately $21.0 million as compared with approximately $13.0 million as of March 31, 1997. Exclusive of the $5.7 million of DMS' backlog of orders at March 31, 1998, the $2.3 million increase in backlog is attributable to new orders generated from the reported business groups. The current backlog primarily relates to expected 1998 sales.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998, the Company's cash reserves decreased by $1,752,004. As a result of the high first quarter 1998 sales levels, the March 31, 1998 inventory level decreased by $3.8 million from the December 31, 1997 inventory level, exclusive of $.7 million of EDSI inventory, no longer consolidated as part of the Company's balance sheet and statement of operations (see Note 1 of the consolidated financial statements). Customer deposits (included as a part of Accrued expenses and other) decreased to $4.5 million as of March 31, 1998 from $6.6 million as of December 31, 1997. The remaining $600,000 decrease in accounts payable and accrued expenses as of March 31, 1998, as compared with December 31, 1997, is primarily attributable to the elimination of liabilities related to EDSI included in the December 31, 1997 balance sheet and not included in March 31, 1998 accounts.

         Accounts receivable balances increased approximately $1.5 million during the first quarter of 1998, exclusive of $1.0 million of EDSI's accounts receivable. This increase is consistent with the higher sales levels achieved during the first quarter of 1998. Prepaid expenses and other current asset balances increased approximately $1.0 million during the first quarter of 1998, exclusive of approximately $100,000 of prepaid assets relative to EDSI as of December 31, 1997. This increase is due to advances made by DMS during the first quarter of 1998 to its suppliers for product and equipment.

         The Company expended $179,646 as part of obtaining a 25% interest in ADSI during the first quarter of 1998. Additionally, as part of this investment, the Company forgave approximately $1.1 million of inter-company debt from EDSI prior to exchanging its 51% majority interest in EDSI for a 25% minority interest in ADSI. The Company expended approximately $650,000 during the first quarter of 1998 for capital assets, including approximately $450,000 for hardware and software relative to the Management Information System ("MIS") program, $25,000 for rental assets, $25,000 for computer-aided design ("CAD") equipment and approximately $150,000 for other machinery and equipment.

         The Company did not borrow against its $6.5 million revolving credit facility during the first quarter of 1998 to support the higher levels of trade receivables during that period. The first principal and interest payment against the Company's term loan related to the acquisition of DMS was paid on April 1, 1998 in accordance with the terms and conditions of its lending agreement.

         The Company generated cash proceeds of $464,000 from the exercise of stock options by certain Company employees during the first quarter of 1998.

         The March 31, 1998 current ratio improved to 1.78 : 1 from 1.67 : 1 as of December 31, 1997. Additionally, the Company's debt to worth ratio improved from 1.3 : 1 to 1.1 : 1 on the respective balance sheet dates of December 31, 1997 and March 31, 1998. The Company was in compliance with its lending institution covenants as of March 31, 1998.


OUTLOOK

         First quarter 1998 sales volume of $22.1 million contributed greatly to the higher operating profits the Company experienced during the initial three months of 1998. The Company expects continued sales growth from both the Tradeshow exhibits group and Permanent and scenic displays group during the balance of 1998. The planned expansion of the Company's Western region has created the need for a significantly larger facility in San Diego county. Accordingly, the Company is negotiating a lease for another sales and production facility, within the San Diego area, to be used as a low-cost producer of tradeshow and permanent exhibitry, in addition to being a major storage facility for client exhibit properties. The April 1, 1998 acquisition of Steele (see Note 5 to the consolidated financial statements) provides the Company with a presence in the San Francisco/Silicon Valley region of California as well as an additional manufacturing facility. Management hopes this acquisition helps to expand the Company's client base in that region and provides cross-marketing opportunities to Steele's existing client base. Additionally, Steele's expertise in the techniques of producing industrial and corporate theater events may be advantageously utilized within the Company's core business - trade show exhibit design and fabrication.

         The Company's historic overall gross profit percentages may be difficult to maintain in light of the expected increase in 1998 sales volume from the Permanent and scenic displays group, whose historic margins fall below traditional custom exhibit margins. Additionally, the Company's core business client base of Fortune 1000 companies, as well as Pacific Rim clients, are more tightly managing their marketing budgets which could negatively impact the Company's historic custom exhibit margins. However, the expected higher revenues and gross profit dollars from the Trade show exhibits group and the Permanent and scenic displays group should continue to enhance the Company's 1998 operating profits by aiding all of the manufacturing facilities to generate more consistent operating efficiencies.

         The first quarter 1998 exchange of the Company's majority interest in EDSI for a 25% interest in ADSI should provide the Company additional opportunities to increase its earnings as ADSI expands its portable/modular exhibit product lines and distribution into more domestic and international markets.

         The Company is continuing its project of replacing existing management information systems hardware and software with state-of-the-art technology positioning the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues. Additionally, the new technology should increase operating efficiencies between the Company's manufacturing facilities as information is processed and managed more seamlessly. The Company maintains a formal Management Information System ("MIS") Department staffed with two experienced professionals who are responsible to guide the Company in its acquisition and utilization of new hardware and software technology. The Company believes this necessary investment in technology will assist it in minimizing the need for additional administrative personnel as its sales growth continues.

         Again, management is encouraged by the Company's overall performance during the first quarter of 1998 and realizes certain areas will require additional attention and resources during the balance of 1998. As the Western Region continues to expand, the Company will seek additional account executives for that region to enhance the possibility of positive trends in sales and operating profits during the balance of 1998 and beyond. Conversely, the Atlanta operation continues to perform below expectations. While management continues to be encouraged by the contributions of the rental group in the Atlanta facility during the first quarter of 1998, the Company's core custom exhibits group continues to suffer from an insufficient Atlanta client base to support the fixed costs of that operation, becoming increasingly dependent upon the transfer of custom exhibit work from the other facilities. The Company will continue its search for experienced sales executives with an existing base of custom exhibit clients to contribute the additional sales volume which will assist in stabilizing the Atlanta operation.

         While the first quarter has historically been DMS' slowest quarter with respect to sales and operating profits, the backlog of orders maintained by DMS as of March 31, 1998 provides management with positive expectations for the balance of the year. The cyclical nature of the retail industry, particularly for store fixtures and displays, has historically benefited DMS through the second, third and fourth quarters of the year.

         Management is committed to maintaining the highest standards for product quality and customer service while aggressively seeking acquisition possibilities, meeting synergistic and financial-structure requirements. By following this strategy, the Company will be positioned to take advantage of future opportunities to increase shareholder value.


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

ITEM 7.  EXHIBITS

 (1)  Letter Agreement dated January 2, 1997 to Amendment Employment
      Agreement with Robert B. Ginsburg                                 Page 16

 (2)  Letter Agreement dated January 2, 1997 to Amended Employment
      Agreement with Alan I. Goldberg                                   Page 18






                                   SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1993, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      MARLTON TECHNOLOGIES, INC.

/s/  E. D. Costantini, Jr.            /s/  Robert B. Ginsburg
--------------------------            ------------------------------------
Edmond D. Costantini, Jr.             Robert B. Ginsburg
Chief Financial Officer               President and Chief Executive Officer



Dated:  May 13, 1998

January 2, 1998



Mr. Robert B. Ginsburg
Marlton Technologies, Inc.
2828 Charter Road
Philadelphia, PA 19154

Dear Bob:

Confirming the action of the Compensation Committee and the Board of Directors at a meeting held on December 16, 1997, regarding your employment with
Marlton:

         Effective January 1, 1998, your term of employment, salary and bonus plan is amended as set forth on the attached Schedule.


Except as amended by the above, your Amended Employment Agreement dated December 11, 1992, as amended on January 22, 1996 shall remain in full force and effect in accordance with its terms.

Very truly yours,
Marlton Technologies, Inc.                           Agreed to:


-----------------------                            ----------------------------
Fred Cohen, Chairman                               Robert B. Ginsburg

                                   SCHEDULE




Robert Ginsburg:  President & CEO

Term: The dates in Paragraph 2(a) and 3 (regarding term of employment) and in Paragraph 6 (regarding right to obtain common stock) of the Amended Employment Agreement are extended in each case from December 31, 2000 to December 31, 2002

Salary:  $200,000 per annum with annual increases of 3%

Bonus: 7% of pre-tax profit if EPS increases from prior year by 25.0% 6% of pre-tax profit if EPS increases from prior year by 20.0% 5% of pre-tax profit if EPS increases from prior year by 17.5% 4% of pre-tax profit if EPS increases from prior year by 15.0% 3% of pre-tax profit if EPS increases from prior year by 12.5% 2% of pre-tax profit if EPS increases from prior year by 10%
           1% of pre-tax profit if EPS increases from prior year by   5.0%



          Non-recurring profits and/or expenses will not normally be included in bonus calculations unless such items effect cash. However, the Board may give consideration to special circumstances.

January 2, 1998



Mr. Alan I. Goldberg
Marlton Technologies, Inc.
2828 Charter Road
Philadelphia, PA 19154

Dear Alan:

Confirming the action of the Compensation Committee and the Board of Directors at a meeting held on December 16, 1997, regarding your employment with
Marlton:

         Effective January 1, 1998, your term of employment, salary and bonus plan is amended as set forth on the attached Schedule.

Except as amended by the above, your Amended Employment Agreement dated December 11, 1992, as amended on January 22, 1996 shall remain in full force and effect in accordance with its terms.

Very truly yours,
Marlton Technologies, Inc.                         Agreed to:


-----------------------                          ----------------------------
Fred Cohen, Chairman                             Alan I. Goldberg

                                   SCHEDULE



Alan Goldberg:  Executive Officer


Term: The dates in Paragraph 2(a) and 3 (regarding term of employment) and in Paragraph 6 (regarding right to obtain common stock) of the Amended Employment Agreement are extended in each case from December 31, 2000 to December 31, 2002

Salary:  $150,000 per annum with annual increases of 3%

Bonus:      1998                1999                   2000 and after
           -----                ----                   --------------

              6.3%               5.6%                5.25%        of pre-tax profit if EPS increases from
                                                                  prior year by 25.0%
              5.4%               4.8%                4.5%         of pre-tax profit if EPS increases from
                                                                  prior year by 20.0%
              4.5%               4.0%                3.75%        of pre-tax profit if EPS increases from
                                                                  prior year by 17.5%
              3.6%               3.2%                3.0%         of pre-tax profit if EPS increases from
                                                                  prior year by 15.0%
              2.7%               2.4%                2.25%        of pre-tax profit if EPS increases from
                                                                  prior year by 12.5%
              1.8%               1.6%                1.5%         of pre-tax profit if EPS increases from
                                                                  prior year by 10.0%
              0.9%                .8%                 .75%        of pre-tax profit if EPS increases from
                                                                  prior year by  5.0%


      Non-recurring profits and/or expense will not normally be included in bonus calculations unless such items effect cash. However, the Board may give consideration to special circumstances.