Form 10-Q
period 1998-06-30
MARLTON TECHNOLOGIES INC
filed 1998-08-07
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
    ------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)


               New Jersey                              22-1825970
    ------------------------------------------------------------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

      2828 Charter Road, Suite 101. Philadelphia, PA                 19154
    -------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number (215) 676-6900
                                             ----------------


                  Former name, former address and former fiscal
                       year, if changed since last report.

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X     No
                      -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes        No
   -------   -------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 7,175,329
     -----------

            Transitional Small Business Disclosure Form (check one):
Yes     No  X
   ----   -----

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997

                                                                                           (Unaudited)
                                                                                 June 30,                December 31,
                                            ASSETS                                 1998                      1997
                                                                            ------------                -------------
Current:
   Cash and cash equivalents                                                $  2,289,827                $  7,115,100
   Accounts receivable, net of allowance
     of $365,000 and $266,000, respectively                                   17,747,591                  10,444,298
   Inventory                                                                   8,017,032                  10,073,491
   Prepaids and other current assets                                           2,403,681                   1,337,497
   Deferred income taxes                                                         802,000                     965,000
                                                                            ------------                ------------
          Total current assets                                                31,260,131                  29,935,386

Property and equipment, net of accumulated
     depreciation and amortization of $3,865,170
     and $3,976,745, respectively                                              2,874,015                   2,268,994
Rental assets, net of accumulated amortization
     of $1,574,414 and $1,348,279, respectively                                1,335,865                     901,651
Goodwill, net of accumulated amortization of $1,242,588
     and $871,546, respectively                                               20,702,706                  19,763,768
Deferred income taxes                                                            327,870                     616,870
Other assets, net of accumulated amortization
     $1,074,494 and $1,112,601, respectively                                   1,049,521                     626,586
                                                                            ------------                ------------
          Total assets                                                      $ 57,550,108                $ 54,113,255
                                                                            ============                ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $  1,613,799                $  1,386,117
   Accounts payable                                                            5,043,112                   4,294,971
   Accrued expenses and other                                                 12,788,481                  12,235,351
                                                                            ------------                ------------
          Total current liabilities                                           19,445,392                  17,916,439

Long-term debt, net of current portion                                        11,949,485                  12,243,312
                                                                            ------------                ------------
          Total liabilities                                                   31,394,877                  30,159,751
                                                                            ------------                ------------

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
     10,000,000; no shares issued or outstanding                                    --                          --
   Common stock, $.10 par - shares authorized
     50,000,000; 7,175,329 and 6,889,444 issued, respectively                    717,533                     688,944
   Additional paid-in capital                                                 29,983,273                  29,169,410
   Accumulated deficit                                                        (4,433,898)                 (5,793,173)
                                                                            ------------                ------------
                                                                              26,266,908                  24,065,181
   Less cost of 5,000 treasury shares                                            111,677                     111,677
                                                                            ------------                ------------
          Total stockholders' equity                                          26,155,231                  23,953,504
                                                                            ------------                ------------
          Total liabilities and stockholders' equity                        $ 57,550,108                $ 54,113,255
                                                                            ============                ============





                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                       Common Stock     Additional                                         Total
                                          Shares          Issued          Paid-in       Accumulated        Treasury    Shareholder's
                                          Issued          Amount          Capital         Deficit           Amount        Equity


Balance, January 1, 1998                  6,889,444     $  688,944     $29,169,410     $(5,793,173)     $  (111,677)     $23,953,504

Additional shares issued:
     Under compensation arrangements        243,494         24,350         568,759            --               --            593,109
     Acquisitions                            42,391          4,239         245,104            --               --            249,343
Net income for the six month period            --             --              --         1,359,275             --          1,359,275
                                        -----------     ----------     -----------     -----------      -----------      -----------
Balance, June 30, 1998                    7,175,329     $  717,533     $29,983,273     $(4,433,898)     $  (111,677)     $26,155,231
                                        ===========     ==========     ===========     ===========      ===========      ===========




                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                       For the six months ended      For the three months ended
                                                              June 30,                         June 30,
                                                        1998           1997            1998           1997
                                                   ------------    ------------    ------------    ------------
Net sales                                          $ 44,367,765    $ 24,023,099    $ 22,317,220    $ 12,184,841
Cost of sales                                        33,321,971      17,209,149      16,750,271       8,888,040
                                                   ------------    ------------    ------------    ------------
      Gross profit                                   11,045,794       6,813,950       5,566,949       3,296,801
                                                   ------------    ------------    ------------    ------------

Expenses:
     Selling                                          5,029,674       3,728,754       2,567,578       1,862,996
     Administrative and general                       3,435,150       1,814,744       1,722,739         853,302
                                                   ------------    ------------    ------------    ------------
                                                      8,464,824       5,543,498       4,290,317       2,716,298
                                                   ------------    ------------    ------------    ------------
      Operating profit                                2,580,970       1,270,452       1,276,632         580,503
                                                   ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                                    158,179         123,874          60,426          84,390
     Interest (expense)                                (466,754)        (28,371)       (232,803)        (13,779)
     Other (expense)                                    (11,120)        (70,927)         (6,111)        (18,390)
                                                   ------------    ------------    ------------    ------------
                                                       (319,695)         24,576        (178,488)         52,221
                                                   ------------    ------------    ------------    ------------
Income before provision for income taxes              2,261,275       1,295,028       1,098,144         632,724

Provision for income taxes (Note 3)                     902,000         510,000         439,000         250,000
                                                   ------------    ------------    ------------    ------------

Net income                                         $  1,359,275    $    785,028    $    659,145    $    382,724
                                                   ============    ============    ============    ============


Income per common share (Note 4):
     Basic                                         $        .19    $        .16    $        .09    $        .08
     Diluted                                       $        .17    $        .14    $        .08    $        .07

                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             (Unaudited)
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                     1998                   1997
                                                                                                 -----------            -----------
Cash flows provided by operating activities:
     Net income                                                                                  $ 1,359,275            $   785,028
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                                                              876,490                909,615
          Decrease in deferred tax asset                                                             452,000                281,000
          Other operating items                                                                         --                  (95,065)
     Change in assets and liabilities; net of assets and liabilities
          acquired from Steele Productions                                                        (5,991,957)             1,299,662
                                                                                                 -----------            -----------
                  Net cash provided by (used in) operating activities                             (3,304,192)             3,180,240
                                                                                                 -----------            -----------


Cash flows (expended through) investing activities:
     Acquisition of Steele Productions                                                              (394,614)                  --
     Capital expenditures                                                                         (1,085,185)              (310,382)
     Minority investment in ADSI                                                                    (179,646)                  --
     Other intangible assets                                                                         (73,084)               (30,286)
                                                                                                 -----------            -----------
                 Net cash (expended through) investing activities                                 (1,732,529)              (340,668)
                                                                                                 -----------            -----------

Cash flows provided by (expended through) financing activities:
     Issuance of common stock                                                                        593,109                340,160
     Principal payments on long-term debt                                                           (381,661)              (930,483)
                                                                                                 -----------            -----------
                 Net cash provided by (expended through) financing activities                        211,448               (590,323)
                                                                                                 -----------            -----------

Increase (decrease) in cash and cash equivalents                                                  (4,825,273)             2,249,249
Cash and cash equivalents - beginning of period                                                    7,115,100              3,300,010
                                                                                                 -----------            -----------
Cash and cash equivalents - end of period                                                        $ 2,289,827            $ 5,549,259
                                                                                                 ===========            ===========

Supplemental cash flow information:
     Cash paid for interest                                                                      $   238,615            $    28,371
                                                                                                 ===========            ===========
     Cash paid for income taxes                                                                  $   295,221            $    27,000
                                                                                                 ===========            ===========
Non-cash financing and investing activities:
     Issuance of common stock in connection with acquisition                                     $   249,343
     Issuance of note in connection with acquisition                                             $   197,307

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF ACCOUNTING POLICIES:

         Basis of Presentation:

         The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of June 30, 1998 and the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997, respectively. The December 31, 1997 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the June 30, 1998 consolidated balance sheet.

                  Activity included in the consolidated statement of operations consists primarily of the design, manufacture, sale and servicing of custom and portable trade show exhibits and the manufacturing of museum exhibits, themed interiors, theme park attractions, store fixtures and point of purchase displays.

         Acquisitions:

         DMS Store Fixtures Corp.

                  On December 31, 1997, the Company acquired the assets and liabilities of DMS Store Fixtures L.P. ("LP") through its newly-formed, wholly-owned subsidiary DMS Store Fixtures Corp. ("DMS"), a supplier of custom store fixtures and displays to national retailers, department stores and consumer product manufacturers. The acquired assets and liabilities of LP were recorded at their estimated fair value with the excess purchase price and related costs of acquisition recorded as goodwill at December 31, 1997. During the first six months of 1998, the Company recognized as an additional charge to cost of sales, $185,000 of the inventory write-up to fair market value leaving $175,000 to be recognized as an additional charge to cost of sales relative to the remaining inventory turnover for the balance 1998.

         The following table summarizes the unaudited consolidated pro forma information for the Company for the three and six month periods ended June 30, 1997 assuming the acquisition occurred at the beginning of 1997, along with the Company's actual results of operations for the three and six month periods June 30, 1998 (in thousands except per share data).

                                             ACTUAL - June 30, 1998                   PRO FORMA - June 30, 1997
                                             ----------------------                   -------------------------
                                     Three months ended   Six months ended       Three months ended   Six months ended

Net sales                                 $22,317            $44,368                    $19,492          $37,466

Operating profit                            1,277              2,581                      1,293            2,192

Net income                                   $659             $1,359                       $723           $1,074

Weighted average of common shares:
     Basic                                  7,161              7,100                      6,750            6,748
     Diluted                                8,088              7,997                      7,603            7,617

Net income per common shares:
     Basic                                   $.09               $.19                       $.11             $.16
     Diluted                                 $.08               $.17                       $.10             $.14

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          DMS Store Fixtures Corp. (continued):

          The pro forma consolidated results of operations for the three and six month periods ended June 30, 1998 include adjustments to give effect to amortization for goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations which would have occurred had the purchase been made at the beginning of 1997.

          Abex Display Systems, Inc. ("ADSI")

          Effective February 1, 1998, the Company forgave approximately $1.12 million of EDSI's inter-company debt, exchanged its 51% majority interest in Expose' Display Systems, Inc. ("EDSI"), and paid approximately $180,000 in cash, for its 25% interest in ADSI. The Company's investment in ADSI has been accounted for using the equity method. Accordingly, the Company did not consolidate EDSI's revenues and expenses within its operating results subsequent to January 31, 1998. The Company has recognized its pro-rata portion of ADSI's operating results, net of amortization of goodwill relative to the acquisition, as a part of Other income.

         For the five-months ended June 30, 1998, the Company included $1,184 as part of Other income, representing its pro-rata share of ADSI's net income after amortization for that period.

          Sparks Scenic Ltd.

        On April 1, 1998, the Company acquired 100% of the stock of Rusty Hinges, Inc. d/b/a Steele Productions ("Steele") located in the San Francisco, California area. Steele produces properties for industrial and corporate theater events throughout the United States.

          The transaction, recorded utilizing the purchase method of accounting, included a cash payment of approximately $395,000, a five year note of approximating $197,000 payable in equal annual installments bearing interest at 6% per annum, and 42,391 shares of the Company's common stock. The excess cost of the acquisition including related costs of the transaction over the net assets acquired of approximately $192,000 is being amortized on a straight-line basis over a period of 10 years commencing April 1998.

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



          Recently Issued Accounting Standards

          Effective January 1, 1998 the Company was required to adopt the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For the quarter and six months ended June 30, 1998 the Company had no items of other comprehensive income.

2.      INVENTORY:

          Inventory, as of the respective dates, consists of the following:

                                        June 30, 1998      December 31, 1997
                                        -------------      -----------------

          Raw Materials                  $   407,117         $     819,273
          Work In Process                  3,879,479             6,763,508
          Finished Goods                   3,730,436             2,490,710
                                         -----------          ------------
                                          $8,017,032           $10,073,491
                                          ==========           ===========

3.        INCOME TAXES:

        The components of the provision for income taxes for the respective six month periods ended June 30, were as follows:

                                                 1998                   1997
                                                 ----                 ------

                Currently payable:
                  Federal                    $300,000               $102,000
                  State                       150,000                127,000
                                             --------                -------
                                              450,000                229,000
                Deferred:
                  Federal                     452,000                281,000
                                              -------                -------
                                             $902,000               $510,000
                                             ========               ========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       NET INCOME PER COMMON SHARE:

         Income per share amounts have been restated in accordance with SFAS 128, "Earnings Per Share." This restatement did not result in a material change between diluted per common share amounts and previously reported primary per common share amounts.

         The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                         Three months ended       Six months ended
                                                                June 30,              June 30,
                                                          1998         1997      1998          1997
                                                          ----         ----      ----          ----

          Net income                                       $659        $383      $1,359        $785
                                                           ====        ====      ======        ====

          Weighted average common shares
          outstanding used to compute basic net
          income per common share                         7,161       4,750       7,100       4,748


          Additional common shares to be issued
          assuming exercise of stock options, net of
          shares assumed reacquired                         927         853         897         869
                                                            ---         ---         ---         ---


          Total shares used to compute diluted net
          income per common share                         8,088       5,603       7,997       5,617
                                                          =====       =====       =====       =====

          Basic net income per share                      $ .09       $ .08       $ .19       $ .16
                                                          =====       =====       =====       =====
          Diluted net income per share                    $ .08       $ .07       $ .17       $  14
                                                          =====       =====       =====       =====

Options to purchase 10,000 shares of common stock at prices ranging from $6.88 per share to $7.00 per share were outstanding at June 30, 1998, but were not included in the computation of diluted income per common share because the option exercise price was greater than the average market price of the common shares during the first six months of 1998.

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

The Company acquired the business of DMS Store Fixtures Corp. on December 31, 1997, a supplier of custom-made store fixtures and displays to national retailers, department stores and consumer product manufacturers. During 1997, DMS generated over $30 million of revenues to a well-established customer base for which cross marketing opportunities exist to other business groups of the Company.

The Company expanded its business opportunities in corporate and industrial theater events through the April 1, 1998 acquisition of Steele Productions ("Steele"), renamed Sparks Scenic Ltd. ("Scenic"), in the San Francisco Bay area. See Note 1 of the consolidated financial statements.

Management's aggressive growth plan from the August 1990 acquisition of Sparks Exhibits Corp. ("Sparks"), the December 31, 1997 acquisition of the business of DMS and the April 1, 1998 acquisition of Steele, has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups should position the Company to increase its revenue base and move toward its goal of becoming a leading dimensional marketing company through the continued offering of expanded products and services to a larger customer network.


 RESULTS OF OPERATIONS

         Three months ended June 30, 1998 as compared with three months ended June 30, 1997

Sales

         Total Company revenues for the three months ended June 30, 1998 as compared with the same period during 1997 increased by 83.1%, to $22.3 million from $12.2 million. Two -thirds of the overall sales increase during 1998 was due to the revenues generated by the December 31, 1997 acquired DMS Store Fixtures Corp., which is included as part of the Permanent and scenic displays group. All other business groups generated the remaining one-third of the overall $10.1 million increase in revenues for the three month period ended June 30, 1998 as compared with the same period during 1997. Sales generated by EDSI during the three month period ended June 30, 1997 approximated $1.2 million. Due to the February 1, 1998 acquisition of a 25% interest in ADSI (see Note 1 to the consolidated financial statements), EDSI sales volume is not included as part of the Company's reported revenues during the three month period ended June 30, 1998.

                                                 Three months ended June 30,
                                                        (in thousands)
    Reported business groups                   1998        1997     % Increase
    ------------------------                   ----        ----     ----------
    EDSI                                          -      $  1,229        -
    Trade show exhibits group                 $10,850       8,897        22%
    Permanent and scenic displays group        11,467       2,059       457%
                                              -------     -------        --
                   Total revenues             $22,317     $12,185        83%
                                              =======     =======        ==

               The Trade show exhibits group experienced a $2.0 million sales increase during the second quarter of 1998 as compared with the related quarter during 1997. This 22% increase in Trade show exhibits group sales reflects the Company's continuing program of client expansion. The Company's portable/modular exhibit sales group and international sales group - reported as a part of the Trade show exhibits group - also experienced combined sales increases during the second quarter of 1998 as compared with their combined sales during the second quarter of 1997.

         The Permanent and scenic displays group, comprised of DMS, the museum/productions sales group, Piper Productions and newly-acquired Steele, experienced an $9.4 million increase in second quarter 1998 revenues as compared with second quarter 1997 revenues. Exclusive of the sales generated by the December 31, 1997-acquired business of DMS and the April 1, 1998 acquired Steele, the museum/production and Piper sales groups experienced a combined sales increase during the second quarter of 1998 as compared with the same period during 1997.

         The Company exchanged its interest in Expose' Display Systems, Inc. ("EDSI"), forgave inter-company debt and paid cash to acquire a 25% interest in Abex Display Systems, Inc. ("ADSI"), a manufacturer of portable and modular trade show exhibits distributed throughout the world via ADSI's distribution network. The exchange occurred on February 1, 1998. Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998. Subsequent to that exchange, the Company records its pro-rata equity interest in ADSI's net profits or losses using the equity method of accounting. (See Note 1 to the consolidated financial statements.)

Operating Profits

         Operating profits more than doubled from approximately $581,000 to $1,277,000 for the comparative second quarters of 1997 and 1998, respectively. This increase in 1998 operating profits occurred despite a 2.2% decrease in the gross profit margin, as a percentage of sales, during the second quarter of 1998 as compared with the second quarter of 1997. This expected decrease is predominantly due to the lower gross profit margins on sales generated by the newly-acquired DMS business and Steele, whose gross margins are similar to the Company's museum/productions group and Piper Productions. These three sales groups achieve historically lower gross margins than the gross margins generated by the Company's core business group - Trade show exhibits. However, the revenues generated by the Permanent and scenic displays business group provides operating efficiencies in the Company's manufacturing facilities as well as absorbing fixed overhead, selling, and general and administrative costs. The lower gross profit margin percentage was mitigated by 3.8% lower selling costs, as a percentage of sales, during the second quarter of 1998 as compared with the second quarter of 1997.

Other Income/(Expense)

         Other expenses increased $230,000 during the second quarter of 1998 as compared with second quarter 1997 due to interest expense attributed to the $13.5 million term debt associated with the December 31, 1997 acquisition of the DMS business.


Income Taxes

         The provision for income taxes, as a percentage of income before income taxes, remained relatively consistent for the second quarter of 1998 and 1997, 40.1% and 39.5% respectively.

 Net Income

         Net income increased to $659,145 ($.08 per diluted share) during the second quarter of 1998 from $382,724 ($.07 per diluted share) during the second quarter of 1997, a 72% increase. This increase is attributed to the higher sales levels and related operating profits generated by the reported business groups during the second quarter of 1998.

BACKLOG

         The Company's backlog of orders at June 30, 1998 was approximately $25.0 million as compared with approximately $13.0 million as of June 30, 1997. The $12.0 million backlog increase is primarily attritubutable to the December 31, 1997 acquired DMS backlog of orders.

         Six months ended June 30, 1998 as compared with six months ended June 30, 1997

Sales

         Total Company revenues for the six months ended June 30, 1998, as compared with the same period during 1997 increased by 85%, to $44.4 million from $24.0 million. Sixty-one percent of the overall sales increase during 1998 was due to the revenues generated by the December 31, 1997 acquired business of DMS Store Fixtures Corp., and the April 1, 1998 acquired Steele which is included as part of the Permanent and scenic displays group. The trade show exhibits group generated the remainder of the overall $20.3 million increase in revenues for the six month period ended June 30, 1998 as compared with the same period during 1997. Sales generated by EDSI amounted to $2.5 million during the six month period ended June 30, 1997 as compared with $.4 million during the same period in 1998, due to the Company's acquisition of a minority interest in ADSI as of February 1, 1998 (see Note 1 of the consolidated financial statements).

                                                   Six months ended June 30,
                                                        (in thousands)
         Reported business groups                      1998         1997       % Increase (Decrease)
         ------------------------                      ----         ----       ---------------------
         EDSI                                     $     400      $  2,513              (84%)
         Trade show exhibits group                   23,672        16,622               42%
         Permanent and scenic displays group         20,296         4,888              315%
                                                  ---------      --------             ----
                        Total revenues              $44,368       $24,023               85%
                                                    =======       =======               ==

               The Trade show exhibits group experienced a $7.0 million sales increase during the first six months of 1998 as compared with the related period during 1997. This 42% increase in Trade show exhibits group sales reflects the Company's continuing program of client expansion. The Company's rental exhibit sales group, portable/modular exhibit sales group and international sales group
- reported as a part of the Trade show exhibits group - also experienced combined sales increases during the first six months of 1998 as compared with their combined sales during the first six months of 1997.

         The Permanent and scenic displays group, comprised of DMS, the museum/productions sales, Piper Productions and Steele, experienced an $15.4 million increase in first six months 1998 revenues as compared with the first six months of 1997 revenues. Exclusive of the sales generated by the December 31, 1997-acquired business of DMS and the April 1, 1998 acquired Steele, the museum/production and Piper sales groups experienced sales increases of $3.1 million during the first six months of 1998 as compared with the same period during 1997.

Operating Profits

         Operating profits more than doubled from approximately $1.27 million to $2.58 million for the comparative first six months of 1997 and 1998, respectively. This increase in 1998 operating profits occurred despite a 3.5% decrease in the gross profit margin, as a percentage of sales, during the first six months of 1998 as compared with the first six months of 1997. This expected decrease is predominantly due to the lower gross profit margins on sales generated by the newly-acquired DMS business and Steele, whose gross margins are similar to the Company's museum/productions group and Piper Productions. These three sales groups achieve historically lower gross margins than the gross margins generated by the Company's core business group - Trade show exhibits. However, the revenues generated by the Permanent and scenic displays business group provides operating efficiencies in the Company's manufacturing facilities as well as absorbing fixed overhead, selling, and general and administrative costs. The lower gross profit margin percentage was mitigated by 4% lower selling and administrative/general costs, as a percentage of sales, during the first six months of 1998 as compared with the first six months of 1997.

Other Income/(Expense)

         Other expenses increased $344,000 during the first six months of 1998 as compared with the first six months of 1997 predominantly due to interest expense attributable to the $13.5 million term debt associated with the December 31, 1997 acquisition of the DMS business.


Income Taxes

         The provision of income taxes, as a percentage of income before income taxes, remained relatively consistent for the first six months of 1998 and 1997, 39.9% and 39.4% respectively.

Net Income

         Net income increased to $1,359,275 ($.17 per diluted share) during the first six months of 1998 from $785,028 ($.14 per diluted share) during the first six months of 1997, a 73% increase. This increase is attributed to the higher sales levels and related operating profits generated by the reported business groups during the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the initial six months of 1998, the Company's cash reserves decreased by approximately $4.8 million. This decrease, net of the effects of assets acquired and liabilities assumed as part of the April 1, 1998 Steele Productions acquisition and the elimination of EDSI's accounts from the Company's consolidated balance sheet as part of the Company's February 1, 1998 acquisition of a 25% interest in ADSI, was primarily due to the net increase in inventory and trade receivables of $7.9 million; a result of the higher sales levels achieved during the first six months of 1998. Additionally, prepaid expenses and other current assets increased approximately $1.2 million primarily due to advances made by DMS to its suppliers for product and equipment during the first six months of 1998. Accounts payable and accrued expenses also increased by approximately $2.0 million during the first six months of 1998.

                  The Company invested $179,646 as part of obtaining a 25% interest in ADSI during the first quarter of 1998. Additionally, as part of this investment, the Company forgave approximately $1.1 million of inter-company debt from ADSI prior to exchanging its 51% majority interest in EDSI for a 25% minority interest in ADSI. Additionally, the Company paid approximately $841,000 to acquire 100% of the stock of Steele Productions in cash, Company stock and a note to the seller of Steele.

         The Company expended approximately $1,085,000 during the first six months of 1998 for capital assets, including approximately $500,000 for hardware and software relative to the Management Information System ("MIS") program, $200,000 for rental assets, $85,000 for leasehold improvements, $75,000 for computer-aided design ("CAD") equipment and approximately $225,000 for other machinery and equipment.

         The Company did not borrow against its $6.5 million revolving credit facility during the first six months of 1998 to support the higher levels of trade receivables during that period. However, the Company does expect to utilize the facility during the balance of 1998 to support the higher levels of inventory and trade receivables expected with the higher sales levels. The first principal and interest payment against the Company's term loan related to the acquisition of DMS was paid on April 1, 1998 in accordance with the terms and conditions of its lending agreement.

         The June 30, 1998 current ratio remained consistant at approximately
1.6 : 1 with the December 31, 1997 current ratio. Additionally, the Company's debt to worth ratio improved from 1.26 : 1 to 1.20 : 1 on the respective balance sheet dates of December 31, 1997 and June 30, 1998. The Company was in compliance with its lending institution covenants as of June 30, 1998.


OUTLOOK

         Sales volume of $44.4 million during the first six months of 1998 contributed greatly to the higher operating profits experienced during that period. The Company expects continued sales growth from both the Tradeshow exhibits group and Permanent and scenic displays group during the balance of 1998. The planned expansion of the Company's Western region has created the need for a significantly larger facility in the San Diego area. Accordingly, the Company has entered into a lease for the second quarter of 1999 for another sales and production facility, within the San Diego area, to be used as a producer of tradeshow and permanent exhibitry, in addition to being a major storage facility for client exhibit properties. The April 1, 1998 acquisition of Sparks Scenic Ltd. (see Note 1 to the consolidated financial statements) provides the Company with a presence in the San Francisco/Silicon Valley region of California as well as an additional manufacturing facility. Management hopes this acquisition will expand the Company's client base in that region and provide cross-marketing opportunities to the existing client base. Additionally, the Company acquired expertise in the techniques of producing industrial and corporate theater events which may be advantageously utilized within the Company's core business - trade show exhibit design and fabrication.

         The Company's historic overall gross profit percentages may be difficult to maintain in light of the expected increase in 1998 sales volume from the Permanent and scenic displays group, whose historic margins are less than traditional custom exhibit margins. Additionally, the Company's core business client base of Fortune 1000 companies, as well as Pacific Rim clients, are tightly managing their marketing budgets which could negatively impact the Company's historic custom exhibit margins. However, the expected higher revenues and gross profit dollars from both the Trade show exhibits group and the

Permanent and scenic displays group should continue to enhance the Company's 1998 operating profits by assisting all manufacturing facilities to generate more consistent operating efficiencies.

         The Company is continuing its project of replacing existing management information systems hardware and software with state-of-the-art technology, positioning the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues. The Company believes this necessary investment in technology will assist it in minimizing the need for additional administrative personnel as its sales growth continues.

         Management is encouraged by the Company's overall performance during the first six months of 1998 and realizes certain areas will require additional attention and resources during the balance of 1998. As the Western Region develops, the Company will continue to seek additional account executives and invest in appropriate sales support and infrastructure to create long-term growth opportunities in that region. The Atlanta operation has not generated significant new sales volume opportunities due to the Company's inability to attract and retain experienced account executives. However, the Atlanta operation continues to profitably produce custom exhibit work transferred from other facilities. Management will continue to review the most effective utilization of this facility.

         DMS, the Company's newly-acquired store fixture and display business, is committed to making current investments to expand and diversify its client base, promoting longer-term sales growth and reducing its reliance upon any one customer. The cyclical nature of the retail industry's demand for store fixtures and displays has historically benefitted DMS through the second and third quarters of the year. Due to the deferral of store fixture and display installations by some of DMS' major customers until the third and fourth quarters of 1998, DMS had a $12.0 million backlog of orders at June 30, 1998 as compared with a June 30, 1997 backlog of orders of $9.0 milllion, a 33% increase.

         Management is committed to growing the Company's internally, while aggressively seeking acquisition possibilities, meeting synergistic and financial-structure requirements. By following this strategy, the Company hopes to achieve its objective of increasing shareholder value.


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

PART II.  OTHER INFORMATION

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on June 18, 1998. Dr. William F. Hamilton and Mr. Fred Cohen were elected as director to serve for a three year term.. Robert B. Ginsburg, Alan I. Goldberg and Seymour Hernes continued their respective terms of office as directors. At such meeting votes were cast as follows:

Election of Directors                       For               Against           Abstain
---------------------                       ---               -------           -------

     Dr. Hamilton                           5,296,571         14,624

     Fred Cohen                             5,290,711         20,484


Amendment of 1992 Directors Stock Plan      5,099,707         187,938           2,650
--------------------------------------

ITEM 5        OTHER INFORMATION

              On July 28, 1998, the Board of the Company expanded the size of the Board of Directors to six directors, and designated Jeffrey Harrow to fill the resulting vacancy.

               Responses to Items one through six are omitted since these items are either inapplicable or response thereto would be negative.


ITEM 7.  EXHIBITS

         (1)    Lease Agreement dated March 1984 between Ingerman-
                Ginsburg Partnership And Diversified Marketing Sales.
                Inc. and Amendments                                     Page 17

         (2)    Lease Agrement dated June 29, 1998 between Gillespie Field
                Partners, LLC And Sparks Exhibits, Ltd.                 Page 26


                                    SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1993, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARLTON TECHNOLOGIES, INC.

/s/  E. D. Costantini, Jr.              /s/  Robert B. Ginsburg
--------------------------              -----------------------
Edmond D. Costantini, Jr.               Robert B. Ginsburg
Chief Financial Officer                 President and Chief Executive Officer

Dated:  July 31, 1998

                                 LEASE AGREEMENT


         AGREEMENT OF LEASE made as of the _______ day of March, 1984 by and between Ingerman-Ginsburg Partnership ("Landlord"), and Diversified Marketing Sales, Inc., a Pennsylvania corporation ("Tenant").

1.       DEFINITIONS

         The term "Leased or Demised Premises" means that portion of the buildings and improvements situate and located at 250 King Manor Drive, Bridgeport, Pennsylvania (consisting of approximately 127,000 square feet), as set forth on Exhibit "A", made part hereof.

2.       LEASE OF PREMISES

         Landlord (which is purchaser under an installment sale agreement with the record title holder, Montgomery County Industrial Development Authority) hereby leases to the Tenant and Tenant hereby leases from the Landlord, upon and subject to the terms and provisions of this Lease, the Demised Premises, together with all rights and benefits appurtenant to the Demised Premises including the right to park vehicles on the parking lot.

3.       TERM

         The term of this Lease shall be for ten (10) years to begin on March __, 1984 ("Commencement Date"). Tenant shall have the option to extend this Lease for an additional term of ten (10) years by giving written notice to Landlord not less than sixty (60) days prior to the termination of the original term of this Lease.

4.       COMMENCEMENT OF RENT

         4.1 The rent shall commence to accrue and be payable from the Commencement Date.

         4.2 Tenant shall pay to Landlord, as additional rent (or with Landlord's prior consent, directly to the entity to which such sums are owed), in addition to the sums set forth as rent under this Lease, the following:

                  a. Before any fines, penalties, interest or costs may be added thereto for non-payment thereof,

                    (i) Tenant's proportionate share (being that percentage of the 127,000 square foot building occupied by Tenant hereunder) or all real estate taxes, assessments, charges for water and sewer rentals, public utilities, excise, license and permit fees, and any other governmental charges, of any kind and nature whatsoever which at any time prior to or during the term of the Lease may be assessed, levied, confirmed, imposed upon, or grow or become due and payable out of, or become a lien on, the Demised Premises, or any appurtenances thereto, (all such taxes, assessments, franchise charges, water and sewer rents, rates and charges, charges for public utilities, excise levies, license and permit fees and other governmental charges being herein referred to as "Impositions" and any of the same being hereinafter referred to as an "Imposition"), and Tenant shall present receipts evidencing such payment to Landlord at least ten (10) days before the last day when the same may be paid without interest or penalty.

                    (ii) Tenant shall have the right, after prior written notice to Landlord, either in its name or in that of Landlord, to contest the amount or validity, in whole or in part, of any such Impositions by appropriate proceedings, conducted in good faith and with due diligence, and to request the postponement or deferment of the payment of such taxes or assessments. Landlord shall not ultimately be subjected to any liability for the payment of any costs or expenses in connection with any such proceedings and Tenant will defend, indemnify and save harmless Landlord from any and all costs, expenses, damages, fees or interest, including reasonable counsel fees, arising out of or in connection with any such contest.

                  (b) Such other sums Tenant may be required to pay as hereinafter provided.

5.       RENT

         5.1 Tenant covenants and agrees to pay to Landlord, a net rental as follows:

                  (a) From the date of commencement until the end of the term the annual sum of $375,000, payable in monthly installments of $31,250, subject to adjustment as set forth below.

                        Such net annual rental (hereinafter called the "net rent") shall be in addition to, and over and above all other payments made by the Tenant as herein provided, and such net rent shall be paid in equal monthly installments in advance on the first day of each calendar month during the term of this lease.

         5.2 It is the purpose and intent of Landlord and Tenant that the net rent shall be absolutely net to Landlord, so that this lease shall yield net to Landlord, the net rent specified in Section 5.1 hereof in each year during the term of this lease and that all costs, expenses and obligation, of every kind and nature whatsoever relating to the Demised Premises which may arise or become due during the initial term of this lease shall be paid by Tenant and that Landlord shall be indemnified and saved harmless by Tenant from and against the same.

         5.3 The net rent shall be paid to Landlord without notice or demand and without abatement, deduction or set-off.

6.       CONDITION OF TENANT'S BUILDING

         Except as elsewhere expressly provided herein, from and after the time and term commences, Landlord shall be under no duty or obligation to make any repairs or alterations to the Demised Premises.

7.       ALTERATIONS, ADDITIONS AND IMPROVEMENTS

         Tenant shall have the right, from time to time, at its own expense, to make additions, alterations, improvements and installations in and to the Demised Premises; provided, however, that Tenant may make no alterations or additions of a structural nature without first obtaining the written consent of Landlord. Landlord shall not unreasonably withhold its consent. Except for trade fixtures, any additions or alterations made by Tenant in or upon the Demised Premises shall become the property of Landlord upon termination of this Lease for any cause whatsoever other than Landlord's default.

8.       INDEMNITY AND PUBLIC LIABILITY INSURANCE

         8.1 Tenant agrees to indemnify and save harmless Landlord from and against all claims of whatever nature arising from any act, omission or negligence of Tenant, or Tenant's contractors, licensees, agents, servants or employees, or arising from any accident, injury or damage whatsoever caused to any person, or to the property of the Landlord or any person, occurring during the term hereof in or about the Demised Premises, or arising from any accident, injury or damage occurring outside of the Demised Premises where such accident, damage or injury results from an act or omission on the part of Tenant or Tenant's agents or employees. This indemnify and hold harmless agreement shall include indemnify against all costs, expenses (including reasonable attorneys' fees) and liabilities incurred in or in connection with any such claim or proceeding brought thereof, and the defense thereof.

         8.2 Tenant agrees to maintain in full force during the term hereof at its sole cost and expense a policy of public liability and property damage insurance under which Tenant, the record owner of the Demised Premises, Landlord or Landlord's mortgagees are named as insured, and under which the insurer agrees to insure Tenant and Landlord (and such mortgagees as Landlord may designate) against all cost, expense and/or liability arising out of or based upon any and all claims, accidents, injuries and damages. A duplicate original or certificate of such insurance shall be delivered to Landlord. The minimum limits of liability of such insurance shall be determined by Landlord. All policies which shall be non-cancelable.

9.       UTILITIES

         Tenant shall pay for all water, gas, telephone, electricity and other such services used or consumed in or upon the Demised Premises, including the parking area, and shall likewise pay for the cost of heating and air-conditioning the Demised Premises.

10.      QUIET ENJOYMENT

         Subject only to the performance by Tenant of the terms, covenants and conditions of this Lease on the part of Tenant to be kept and performed, and the terms of any installment sale agreement or mortgages to which this Lease is now or hereafter subordinate, Landlord warrants and represents that Tenant shall have the quiet and peaceable possession and enjoyment of the Demised premises for the purposes demised and every party thereof, without any hindrance or disturbance whatsoever throughout the term of this Lease and any extensions or renewals thereof.

11.      INSURANCE

         11.1 Tenant shall keep and maintain in force at all times during the term hereof at its sole cost and expense and any extensions or renewals thereof an all risk fire insurance policy with extended coverage endorsement in the amount of the full insurable value of the building of which the Demised Premises is a part and naming the record owner, Landlord, Tenant and Landlord's designated mortgagees as the insureds. The said policy shall provide that it may not be canceled or modified without thirty (30) days prior written notice to Landlord and Landlord's mortgagees. At Landlord's option, Tenant shall cause the holder of any mortgage secured upon the Demised Premises to be named as an insured in such policy and a copy thereof supplied to such mortgagee upon demand. Tenant shall supply Landlord with certificates of insurance evidencing such and with evidence of payment of premiums upon demand.

         11.2 At Landlord's election, Tenant shall obtain and maintain during the term of this Lease rent insurance covering at least twelve (12) months loss of rents and naming Landlord as the beneficiary thereof. Tenant shall supply Landlord with a certificate of insurance evidencing such coverage and payment of premiums.

         11.3 Landlord hereby releases Tenant (and anyone claiming through or under Tenant) from any liability or responsibility (to Landlord or anyone claiming through or under Landlord by way of subrogation or otherwise) for any loss or damage to Landlord's property caused by fire or other risks covered in a standard fire policy, and in rent insurance policies if rent insurance is carried, even if such loss or damage shall have been caused by the fault or negligence of Tenant (and anyone claiming through or under Tenant) or its agents or employees; provided, however, that this release shall apply and be effective if and only so long as the loss or damage in question shall be covered by a policy or policies containing a clause or endorsement substantially to the effect that any such release by the insured shall not adversely affect, impair, or prejudice the right of the insured to recover for such loss or damage, but this release shall not be effective as to the amount of any destruction or damage in excess of the amount recoverable by Landlord under such insurance policies in force when such loss or damage occurs.

         11.4 Tenant hereby releases Landlord from any liability or responsibility (to Tenant or anyone claiming through or under Tenant by way of subrogation or otherwise) for any loss or damage to Tenant's property caused by fire or other risks covered in Tenant's fire policies, even if such loss or damage shall have been caused by the fault or negligence of the Landlord or its agents or employees; provided, however, that this release shall apply and be effective if and only so long as the loss or damage in question shall be covered by a policy or policies containing a clause or endorsement substantially to the effect that any such release by the insured shall not adversely affect, impair, or prejudice the right of the insured to recover for such loss or damage.

         11.5 Tenant, at Tenant's sole cost and expense, shall keep and maintain in force at all times during the term hereof and any extensions or renewals thereof an all-risk fire insurance policy with extended coverage endorsement covering Tenant's trade fixtures in an amount equal to the full replacement value thereof. Any such policy shall provide that it may not be canceled or modified without thirty (30) days prior written notice to Landlord. Tenant shall deliver to Landlord, upon demand, a copy of such insurance policy together with evidence of payment of premiums.

12.      DAMAGE OR DESTRUCTION OF LEASED FACILITY

         12.1 Landlord agrees that if the Leased Premises is damaged by fire or other casualty, Landlord shall promptly cause such damage to be repaired and restored, provided that in Landlord's opinion the repairs and restoration can be completed with the proceeds of the insurance upon the premises within one hundred twenty (120) days. The rental and other payments hereunder shall not abate from the date of such damage to the completion of such repairs and restoration. Landlord's obligation to repair and restore is subject to any right of Landlord's mortgagees to take such insurance proceeds and apply them to the reduction of payment of any outstanding mortgages.

         12.2 If the Leased Premises cannot be restored to tenantable condition in the opinion of the Landlord, within one hundred twenty (120) days from the date of the damage, then at the option of either Landlord or Tenant (after notice from Landlord that the premises cannot be so restored), this Lease shall automatically terminate as of the date of damage and Landlord shall be entitled to immediate possession of the Leased Premises.

13.      CONDEMNATION

         13.1 If the whole or a substantial part of the Leased Premises shall be taken for any public or quasi-public action under any statute or by right of eminent domain or private purchase in lieu thereof rendering the premises unfit for Tenant's use thereof, then, when possession thereof is taken, this Lease shall immediately cease and terminate and Tenant shall be released of all rights and future obligations hereunder and the rent and other payments shall be adjusted as of the time of such termination. In such event the entire award or all the money received therefrom shall belong solely to the Landlord.

         13.2 For the purpose of this Section, Landlord's award shall not be considered as including any sums received for moving or business dislocation expenses or for the taking of any of Tenant's trade fixtures.

14.      AFFIRMATIVE COVENANTS OF TENANT

         14.1 Tenant shall pay the rent and all other charges herein reserved as rent on the days and times and at the place that the same are made payable.

         14.2 Tenant shall without demand keep and maintain the Demised Premises clean and free from all ashes, dirt and other refuse matter, including refuse removed from the Demised Premises; replace all glass windows, doors, which become broken; keep and maintain all waste and drain pipes open; repair all damage to plumbing; keep in good order and repair and maintain all structural and non-structural portions of the Demised Premises including without limiting the generality thereof, roof, walls, columns and beams; and generally keep and maintain the Demised Premises in good order and repair as they are at the time of the commencement of the term hereof ordinary wear and tear alone excepted and subject to damage by fire pursuant to the provisions of Section 12. Maintenance shall include replacements and betterments as and when needed.

         14.3 Comply with all the terms of any State or Federal statute or local ordinance or regulation applicable to Tenant or its use of the Demised Premises and save, indemnify, defend and hold Landlord harmless from penalties, fines, costs or damages resulting from failure to do so.

         14.4 Peaceably deliver up and surrender possession of the Demised Premises to the Landlord at the expiration or sooner termination of this Lease, promptly delivering to Landlord, at its office, all keys to the Demised Premises.

         14.5 Surrender the Demised Premises at the expiration or sooner termination of the term hereof I the same good order and repair it is at the time rent commences to accrue, ordinary wear and tear alone excepted, and subject to damage by fire pursuant to the provisions of Section 12.

15.      INSPECTION BY LANDLORD

         Landlord, at all reasonable times, by itself or its duly authorized representatives, shall have the right to go upon and inspect the Demised Premises and every party thereof.

16.      EVENT OF DEFAULT

         16.1 Subject to the grace period elsewhere herein provided, an Event of Default shall occur if Tenant,

               (a) Does not pay in full when due any and all installments of rent and/or any other charge or payment herein reserved, included, or agreed to be treated or collected as rent and/or any other charge, expense, or cost herein agreed to be paid by Tenant; or

               (b) Violates or fails to perform or otherwise breaks any covenant or agreement herein contained; or

               (c) Becomes insolvent, or makes an assignment for the benefit of creditors, or if a petition in bankruptcy is filed by Tenant, or if Tenant is adjudicated a bankrupt, or a bill in equity or other proceeding for the appointment of a receiver for Tenant, or if the real or personal property of Tenant shall be levied upon or sold.

         16.2 Upon occurrence of any Event of Default, there shall be deemed to be a breach of this Lease, and thereupon without entry or other action by Landlord,

               (a) The rent for the balance of the term of this Lease, as well as all other charges, payments, costs and expenses herein agreed to be paid by Tenant during such period or, at the option of Landlord, any part thereof, and also any costs and officers' commissions, including a collection fee of five percent (5%), shall, in addition to any and all installments of rent already due and payable and in arrears and/or any other charge or payment herein reserved, included or agreed to be treated or collected as rent, and/or any other charge, expense or cost herein agreed to be paid by Tenant which may be due and payable and in arrears, shall be taken to be due and payable and in arrears as if, by the terms and provisions of this Lease, the whole balance of the rent for the term and other charges, payments, taxes, costs and expenses were on that date payable in advance; and

               (b) Landlord may relet said Demised Premises or any parts hereof to such person or persons as may, in Landlord's discretion, be best; and Tenant shall be liable for any loss of rent for the balance of the then current term. Any such re-entry or re-letting by Landlord under the terms hereof shall be without prejudice to Landlord's claim for actual damages, and shall under no circumstances, release Tenant from liability for such damages arising out of the breach of any of the covenants, terms, and conditions of this Lease.

               (c) Landlord may exercise all or any of the rights granted to a landlord in law or in equity upon the event of a default by Tenant under a lease including, without limitation, termination of the Lease of the Demised Premises and a suit to recover damages for such breach in an amount equal to the amount of the rent reserved in the balance of the term of this Lease less the fair rental value of said Demised Premises for the remainder of the lease term.

17.      LANDLORD'S DEFAULTS

         In the event of Landlord's failure to pay any sum or sums which Landlord is obligated to pay and the nonpayment of which may result in a charge or encumbrance upon the Demised Premises, or in the event it is judicially determined that Landlord has failed to perform any of Landlord's obligations hereunder, Tenant, in addition to any other rights it may have in law or in equity, shall have the right to make payment of such sums or to perform such obligations. Landlord shall reimburse Tenant for all such sums and Tenant shall have the right to receive an assignment of the claim of any payee against Landlord and shall have the further right after such judicial determination to set off against accrued or accruing rents or other sums payable to Landlord any such payments or expenditures and to hold Landlord liable for any excess of such payments or expenditures over any amounts set off against accruing rents and other sums.

18.      SIGNS

         Tenant is hereby granted the right after obtaining Landlord's prior written consent, which consent shall not be unreasonably withheld, to maintain and replace signs on the exterior of the Demised Premises in conformity with applicable laws and ordinances.

19.      ASSIGNING, MORTGAGING, SUBLETTING

         Tenant shall not assign, mortgage, pledge or encumber this Lease, or sublet the whole or any part of the Demised Premises without first obtaining the written consent of Landlord. Landlord shall not unreasonably withhold this consent. It shall be unreasonable for Landlord to withhold its consent to an assignment to a company having a net worth at least equal to Tenant's net worth on the date of the assignment. A transfer by operation of law as in a merger or dissolution shall not require Landlord's consent. No assignment or sublease shall relieve Tenant from any of its obligations hereunder.

20.      SUBORDINATION

         This Lease shall be subject and subordinate at all times to the lien and operation of any mortgage now or hereafter placed on the Demised Premises without the necessity of any further instrument or act on the part of Tenant to effectuate such subordination. Tenant shall make, execute, acknowledge and deliver any and all instruments deemed necessary by any such mortgagee to accomplish such subordination, upon demand and Tenant herewith appoints Landlord as its attorney-in-fact to execute and deliver such instrument of subordination.

21.      GRACE PERIOD

         21.1 Anything herein contained to the contrary notwithstanding, any thing or act which would otherwise be a default by Tenant hereunder shall not be a default hereunder unless:

               (a) Landlord shall have given Tenant written notice of the alleged default; and

               (b) Tenant shall have failed to correct the alleged default within a period of fifteen (15) days thereafter if the default be one which can be cured by the payment of money; or

               (c) Tenant shall have failed to correct the alleged default within a period of thirty (30) days thereafter if the default be one which cannot be cured by the payment of money or, if not cured within said thirty (30) day period, within such additional period as is reasonably necessary to correct the alleged default, provided Tenant shall commence during such default and shall thereafter diligently prosecute the curing of the alleged default.

22.      NOTICES

         All notices required to be given hereunder shall be sufficiently given only if mailed by certified mail, postage prepaid, addressed to the party entitled to receive the same at the following address, or at such other address as may be given hereafter, in writing, or to the other party by notice as aforesaid:

         TO LANDLORD:      Ingerman-Ginsburg Partnership
                           1429 Walnut Street
                           Philadelphia, PA 19102

         TO TENANT:        Diversified Marketing Sales, Inc.
                           250 King Manor Drive
                           Bridgeport, PA 19405

23.      USE

         Tenant may use the Demised Premises for any lawful use.

24.      LIMITATION OF LANDLORD'S LIABILITY

         Notwithstanding anything to the contrary contained herein or inconsistent herewith, the liability of Landlord in the event of any breach of the covenants or conditions of this Lease shall be restricted solely to the Landlord's interest in the Demised Premises.

25.      PARTIES BOUND

         Subject to Section 19, this Lease shall insure to the benefit of and be binding upon the parties hereto, their successors and assigns.

26.      INTEGRATION CLAUSE

         This Lease contains the entire agreement between the parties and may not be modified or terminated except by agreement in writing signed by both of the parties hereto.

27.      HEADINGS

         Any headings preceding the test of the several paragraphs or subparagraphs hereof are inserted solely for convenience of reference, shall not constitute a part of this Lease nor shall they affect its meaning, construction or effect.

28.      TENANT'S EQUIPMENT

         All trade fixtures, trade machinery and other trade equipment which is supplied and used by Tenant in the conduct of its business hall be the property of Tenant, and may be removed by Tenant at any time prior to and at the termination of its tenancy. Tenant shall at Tenant's expense, remove such property at the expiration or termination of this Lease, and repair any damaged caused by such removal.

29.      COMMON AREA MAINTENANCE

         Tenant shall be obligated to pay for its proportionate share of all costs of maintenance and repair of the parting lot and common area and facilities.

         IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed the day and year first above written.

INGERMAN-GINSBURG PARTNERSHIP           DIVERSIFIED MARKETING SALES, INC.

/s/ Ira M. Ingerman     (SEAL)          /s/ Ira M. Ingerman, President    (SEAL)

/s/ Stanley D. Ginsburg (SEAL)          Attest:  /s/ Diane C. Hazen, Secretary

                                   EXHIBIT "A"

ALL THAT CERTAIN tract or parcel of ground, with the buildings and improvements thereon erected, SITUATE in the Township of Upper Merion, County of Montgomery, Commonwealth of Pennsylvania, bounded and described according to a Map of Property made for Ingerman-Ginsburg Part. By Hookins and Scott, Inc., Registered Surveyors, dated February 12th, 1984 as follows, to wit:

BEGINNING at a point of reverse curve on the Northwesterly side of Proposed King Manor Drive (sixty feet wise) said point being at the distance of Seventy and sixty nine one-hundreths feet measured on the arc of a circle curving to the right having a radius of Forty five feet from a point of curve on the Southwesterly side of Crooked Lane; thence extending from said point of beginning along the Northwesterly side of Proposed King Manor Drive the two following courses and distances: (1) Southwestwardly on the arc of a circle curving to the left having a radius of Five hundred ninety one and seventy four one-hundredths feet the arc distance of Ninety one and forty one-hundredths feet to a point of tanget and (2) South sixty one degrees, twenty nine minutes West three hundred eighty four and eighty three one-hundredths feet to a point of curve on the same; thence extending Southwestwardly and Westwardly partly along the Northwesterly and Northerly sides of Proposed King Manor Drive on the arc of a circle curving to the right having a radius of Six hundred thirty feet the arc distance of Two hundred eighteen and forty five one-hundredths feet to a point of tangent on the Northerly side of same; thence extending South eighty one degrees, twenty one minutes West along the Northerly side of Proposed King Manor Drive Sixty one and forty four one-hundredths feet to a point of curve at the beginning of a cul-de-sac (of irregular width) at the end of Proposed King Manor Drive; thence extending along the aforesaid cul-de-sac the two following courses and distances: (1) Westwardly and Northwestwardly on the arc of a circle curving to the right having a radius of Sixty feet the arc distance of Sixty two and eighty three one-hundredths feet to a point of reverse curve and (2) Northwestwardly and Southwestwardly on the arc of a circle curving to the left having a radius of Sixty feet the arc distance of One hundred fourteen and twenty four one-hundredths feet to a point; thence extending North fifteen degrees, seven minutes, forty seconds West Three hundred thirty eight and eighty nine one-hundredths feet to a point in line of Philadelphia Electric Transmission Line Nine hundred eleven and fifty one one-hundredths feet to a point on the Southwesterly side of Crooked Lane; thence extending South nineteen degrees, forty minutes East along the Southwesterly side of Crooked Lane Two hundred ten and twenty nine one-hundredths feet to a point of curve on the same; thence extending on the arc of a circle curving to the right having a radius of Forty five feet the arc distance of Seventy and sixty nine one-hundredths feet to the first mentioned Norristown in the office for the Recording of Deeds, in and and for the County of Montgomery on 16th day of November A.D., 1971 in Deed Book No. 3713 Page 58 etc., granted and conveyed unto Montgomery County Industrial Development Authority, a Pennsylvania Corporation in fee.

Being Parcel No. 58-00-11896-00-7.

January 1, 1992

Re:      Amendment to Letter of Agreement of May 1991
         Respecting Organization of New Company to
         Operate Assets of Diversified Marketing Sales Inc.


The purpose of this letter is to supplement our letter agreement of May 1991 (The Agreement) as set forth below. For these purposes, defined terms shall have the same meaning as set forth in the agreement.

1.       RENT OF D.M.S. PROPERTY

         The Landlord has agreed to attempt to find another tenant for the property. The parties have agreed to terminate the existing lease when and if the Landlord finds a replacement tenant. The Landlord has agreed to reduce the rent to $11,500 per month or 1.15% of sales which ever is higher for the period beginning September 1, 1991 to December 1, 1992.

2.       OTHER PROVISIONS OF AGREEMENT IN FULL FORCE

         Except as set forth above, all provisions of the Agreement shall remain in full force and effect.

If the above sets forth your understanding with respect to the supplemental terms and conditions upon which we have agreed, please so evidence by signing the enclosed copy of this letter in the space provided.


Sincerely yours,

/s/ Stanley D. Ginsburg

/s/ Ira M. Ingerman


Agreed and Accepted this
___ day of ____, 1992

/s/ Larry Schan

                          GILLESPIE FIELD BUSINESS PARK


                              Lease Agreement - Net



 PROPERTY:                          Lot 14, Gillespie Field Business Park

 LANDLORD:                          Gillespie Field Partners, LLC
                                    a California limited liability company

 TENANT:                            Sparks Exhibits, LTD.

                              LEASE AGREEMENT INDEX



ARTICLE 1         Description of Premises

ARTICLE 2         Term

ARTICLE 3         Rent

ARTICLE 4         Use

ARTICLE 5         Alterations and Additions

ARTICLE 6         Utilities and Services

ARTICLE 7         Indemnification by Tenant

ARTICLE 8         Insurance

ARTICLE 9         Care of the Premises

ARTICLE 10        Taxes

ARTICLE 11        Common Areas

ARTICLE 12        Signs and Advertising

ARTICLE 13        Entry by Landlord

ARTICLE 14        Assignment and Subletting

ARTICLE 15        Abandonment

ARTICLE 16        Breach by Tenant

ARTICLE 17        Remedies upon Breach

ARTICLE 18        Damage or Destruction

ARTICLE 19        Condemnation

ARTICLE 20        Surrender of Lease

ARTICLE 21        Attorneys' Fees

ARTICLE 22        Sale of the Premises by Landlord

ARTICLE 23        Quiet Enjoyment

ARTICLE 24        Estoppel Certificates - Financial Statements

ARTICLE 25        Subordination and Attornment

ARTICLE 26        Holding Over

ARTICLE 27        Liability of Successors

ARTICLE 28        Easements

ARTICLE 29        Master Lease

ARTICLE 30        Quitclaim Deed

ARTICLE 31        Hazardous Materials

ARTICLE 32        Interpretation

ARTICLE 33        Time of Essence

ARTICLE 34        Force Majeure

ARTICLE 35        Notices

ARTICLE 36        Brokers

ARTICLE 37        Option to Extend

ARTICLE 38        First Right of Negotiation on Expansion Development

ARTICLE 39        Rent Abatement


Exhibits:         Exhibit A    Premises
                  Exhibit B    Property
                  Exhibit C    Improvements
                  Exhibit D    Estimated Common Area Maintenance Expenses for
                               First Twelve Months

                                 LEASE AGREEMENT


         THIS LEASE is entered into on June 29, 1998 by and between GILLESPIE FIELD PARTNERS, LLC, a California limited liability company (the "Landlord") and SPARKS EXHIBITS, LTD., a California corporation (the "Tenant").

                                    ARTICLE 1

                             Description of Premises

         1.1 Landlord hereby leases to Tenant and Tenant hires from Landlord, pursuant to the terms, conditions and uses herein set forth, the real property together with a single industrial building thereon (the "Building") having approximately 150,159 square feet more particularly described in Exhibit "A" and attached hereto (the "Premises"), located at 2025 Gillespie Way, El Cajon, California (the "Building") and situated on the land depicted in Exhibit "B" attached hereto and more particularly described as Lot 14 of Cuyamaca West Unit No. 2 in the City of El Cajon, County of San Diego, State of California, according to Map thereof no. 12943, filed in the Office of the County Recorder of San Diego County, June 5, 1992 (the "Property"), reserving to Landlord, however, the use of the exterior walls and the right to install, maintain, use, repair and replace pipes, ducts, conduits, and wires through the Premises in locations which will not materially interfere with Tenant's use thereof. The Premises shall contain not less than 200 parking spaces.

         1.2 The Premises shall be improved with the Building in accordance with the site elevations and site development plan, each dated June 15, 1998 and prepared by Ware & Malcomb, Architects which have been provided to Tenant and certain other improvements (the "Tenant Improvements") as more fully described in Exhibit "C" attached hereto.

                                    ARTICLE 2

                                      Term

         2.1 The term of this Lease shall be for eighty-four (84) months commencing on the date that the Premises are ready for occupancy and approved for occupancy by the City of El Cajon, California but in no event earlier than April 1, 1999 (the "Commencement Date") and ending on the last day of the calendar month in which the Commencement Date occurs, 84 months following the Commencement Date. Tenant acknowledges that this Lease does not provide for any period of occupancy prior to April 1, 1999, notwithstanding the earlier completion of construction of the Building and the Tenant Improvements. Should Tenant desire to occupy the Premises prior to April 1, 1999, subject to completion of the Building and the Tenant Improvements as of such earlier occupancy, this Lease shall be deemed to have commenced as of the first date of such earlier occupancy, and the term "Commencement Date" as used and set forth herein shall refer to the first date of such earlier occupancy.

         2.2 Subject to the further provisions set forth hereinbelow in this
Section 2.2, notwithstanding the Commencement Date set forth in Section 2.1, if Landlord, for any reason, cannot deliver possession of the Premises to Tenant on April 1, 1999, Landlord shall not be subject to any liability therefor, nor (subject to Section 2.5 hereof) shall such failure affect the validity of this Lease or the obligations of Tenant hereunder; provided that, Tenant shall not be obligated to pay rent until possession of the Premises is tendered to Tenant which shall not, under any circumstances, be earlier than April 1, 1999, unless Tenant shall elect to occupy the Premises earlier than such date in accordance with Section 2.1 hereof. The preceding sentence to the contrary notwithstanding, and subject to the provisions of Article 34 hereof which shall have the effect of extending the date by which Landlord is to deliver possession of the Premises to Tenant in the event certain circumstances described in said Article 34 hereof occur, if, through no fault of Tenant, Landlord shall not deliver possession of the Premises to Tenant by April 1, 1999 (subject to extension of said date as set forth in said Article 34), Tenant shall be entitled to a credit against Base Monthly Rental (but not common area maintenance expenses and costs and expenses (other than Base Monthly Rental) which Landlord is entitled to pass through to Tenant) in the future, which credit shall be equal to one day's credit against future Base Monthly Rental, up to a maximum of 90 calendar days, for each day beyond April 1, 1999 (subject to extension of said date as set forth in said Article 34), in which, through no fault of Tenant, Landlord fails to deliver possession of the Premises. The credit against Base Monthly Rental referred to in the preceding sentence shall be calculated based upon a rental rate of $0.42 per square foot per month. Tenant may utilize such credit against Base Monthly Rental, if any, against future Base Monthly Rental commencing with the first day upon which Base Monthly Rental accrues and is owing from Tenant to Landlord hereunder until such time as such credit against Base Monthly Rental shall have been fully utilized. The credit against Base Monthly Rental to be provided to Tenant pursuant to this
Section 2.2 shall be in addition to any abatement of rent provided to Tenant pursuant to Article 39 of this Lease.

         2.3 In the event Landlord shall not have delivered possession of the Premises within 90 calendar days following the Commencement Date set forth in
Section 2.1, at Tenant's option to be exercised within ten (10) days after the expiration of said 90-calendar day period, this Lease shall terminate and, upon Landlord's return of any monies previously deposited by Tenant, the parties shall have no further rights or liabilities towards each other. In the event Tenant does not exercise its option to terminate this Lease within the time period specified in this Section 2.3, Tenant shall be deemed to have waived such right to terminate this Lease and Landlord shall forthwith, and as soon as reasonably practicable, deliver possession of the Premises to Tenant. Tenant's waiver of the Lease termination right in this Section 2.3 shall not affect the rights and obligations of the parties in Section 2.2. For purposes of this
Section 2.3, the 90-calendar day period described above in this Section 2.3 shall be extended one day for each calendar day delivery of possession of the Premises is at least partially caused or occasioned by Tenant's delay, but not as a result of the application of the provisions of Article 34 hereof.

         2.4 Tenant agrees to execute a supplemental agreement within ten (10) days after receipt in form requested by Landlord which shall confirm the date upon which this Lease actually commences.

         2.5 Tenant's possession of the Premises on the Commencement Date or thereafter (or prior thereto if Tenant so elects pursuant to Section 2.1 hereof) shall constitute Tenant's acceptance of the Premises as being substantially complete in accordance with this Lease. Prior to Tenant taking possession of the Premises Tenant and Landlord shall inspect the Premises and prepare a "punch list" of items to be completed by Landlord after Tenant has taken possession of the Premises. Landlord shall diligently pursue the completion of all "punch list" items and complete same within thirty (30) days of the Commencement Date, or other date upon which Tenant actually takes possession of the Premises, except for items where material or equipment may not be readily available in which case those items shall be completed within thirty (30) days of the availability of the material or equipment.

         2.6 Landlord agrees to commence construction of the Premises on or before August 15, 1998, which for purposes of this Lease, commencement of construction shall mean the earliest date upon which both (i) the building permit for the shell of the Building has been issued and (ii) fine grading of the Property has commenced; provided however, once construction has commenced in accordance with the foregoing, Landlord shall thereafter diligently pursue the construction to completion. In the event Landlord shall not have commenced construction on or before September 15, 1998, at Tenant's option to be exercised within ten (10) days following September 15, 1998, this Lease shall terminate and, upon Landlord's return of any monies previously deposited by Tenant, the parties shall have no further rights or liabilities towards each other. In the event Tenant does not exercise its option to terminate this Lease within the time period specified in this Section 2.6, Tenant shall be deemed to have waived such right to terminate this Lease and Landlord shall forthwith, and as soon as reasonably practicable, commence construction of the Premises, subject to all other requirements of this Article 2. Further, in order to demonstrate Landlord's diligence with respect to timely construction of the Building and the Tenant Improvements, Landlord shall provide to Tenant, on or before the commencement of construction, the construction schedule prepared by Koll Construction Company, L.P., the general contractor, indicating that construction is estimated to be completed within the specified time parameters as shown in this Lease. Notwithstanding the foregoing provisions, each of the dates listed above shall be extended by an equal number of days for any delays in completing the plans and building permit process that are caused by the lack of timely response by Tenant.

                                    ARTICLE 3

                                      Rent

         3.1 Subject to the provisions of Article 39 hereof, Tenant shall pay to Landlord at the address set forth in Article 35, or such other address as Landlord may advise Tenant in writing, without deduction, offset or prior notice or demand, and Landlord shall accept, as rent for the Premises the sum of Seventy-Two Thousand Seventy-Six Dollars ($72,076.00) per month in lawful money of the United States payable in advance on the first day of each month of the term of this Lease. Said monthly installments shall hereinafter be referred to as the "Base Monthly Rental". Tenant has delivered to Landlord the Base Monthly Rental for the first full month of the term hereof upon execution and delivery of this Lease.

         3.2 In the event that the Commencement Date occurs on a day other than the first day of the month resulting in a period of occupancy (for the first month of the Lease) of less than a full month (the "Partial Month"), Tenant shall pay to Landlord prior to the Commencement Date as rent for such Partial Month, an amount equal to the Base Monthly Rental multiplied by a factor having as its numerator the number of days remaining in the month and as its denominator the number thirty. Thereafter, rent shall be payable in accordance with the terms of Section 3.1.

         3.3 The Base Monthly Rental shall remain fixed throughout the initial term of the Lease as set forth in Section 2.1 hereof.

         3.4 Tenant shall pay as additional rent all utilities, taxes, insurance, repairs, maintenance or other charges as described in Article 9 and common area expenses, or other charges, as described and in the manner provided in Article 11.

         3.5 Tenant acknowledges that late payment by Tenant to Landlord of the Base Monthly Rental or other charges incurred under this Lease will cause Landlord to incur costs not contemplated by this Lease, the exact amount of such costs being extremely difficult and impracticable to fix. Such costs include, without limitation, processing, administrative and accounting charges, and late charges that may be imposed on Landlord by the terms of any note secured by any mortgage encumbering the Premises. If any payment of Base Monthly Rental, common area maintenance charges and/or operating expenses, or other charges due from Tenant is not received by Landlord within five calendar days of the date upon which such payment is due and payable, Tenant shall pay to Landlord an additional sum of the greater of (i) three percent (3%) of the overdue rent or
(ii) Fifteen Dollars ($15.00) as a late charge; provided that the late charge shall not be imposed if Tenant pays all sums due not later than two business days following the receipt of facsimile notice from Landlord (in accordance with Article 35 of this Lease); and provided, further, that Landlord shall be obligated to give said facsimile notice only upon the first instance, if any, giving rise to late charges in each twelve month period during the term of this Lease; thereafter, Tenant shall be subject to the late charges set forth above without prior facsimile notice. Late charges shall constitute additional rent. The parties agree that the late charge represents a fair and reasonable estimate of the costs that Landlord will incur by reason of late payment by Tenant. Acceptance of any late charge shall not constitute a waiver of Tenant's default with respect to amounts other than the amount giving rise to the payment of such late charge (and provided such amount giving rise to the payment of such late charge is in fact paid), or prevent Landlord from exercising any of the other rights and remedies available to Landlord hereunder with respect to other breaches or defaults by Tenant.

         3.6 Tenant has deposited with Landlord the cash sum of Thirty Thousand Seven Hundred Eight-Two Dollars and Sixty Cents ($30,782.60), receipt of which is hereby acknowledged, as security for the full performance of the obligations of Tenant under this Lease.

                  3.6.1 If Tenant shall be in default with respect to the payment of the Base Monthly Rental or any other covenant contained herein, Landlord may use or retain all or any part of the security deposit for the payment of any sum in default, or for the payment of any amount which Landlord may spend or become obligated to spend by reason of Tenant's default. If any portion of said security deposit be so applied or used, Tenant shall, within five (5) days after written notice thereof, deposit an additional amount with Landlord sufficient to restore said security deposit to the amount set forth above and Tenant's failure to do so shall constitute a breach of this Lease.

                  3.6.2 If Tenant is not in default at the termination of this Lease, Landlord shall return said security deposit to Tenant within two (2) weeks after termination of this Lease, less any amounts required to restore the Premises to good condition and repair, reasonable wear and tear excepted, including damage resulting from the removal by Tenant of its trade fixtures or equipment.

                  3.6.3 Landlord's obligation with respect to any security deposit is that of a debtor and not as a trustee, consequently, such sums may be commingled with rental receipts or dissipated and no interest shall accrue thereon.

                  3.6.4 In the event of the sale of the real property of which the Premises constitute a part, Landlord or its agents shall pay over to Landlord's successor in interest the sums held as security or advance rent and notify Tenant in writing setting forth the particularity of such transfer, including the successor's name and address. Upon such written notification, Tenant shall have no further claim against Landlord with respect to any such security deposit and hereby waives all rights against Landlord in such regard.

                  3.6.5 In the event of foreclosure by the holder of any mortgage or deed of trust encumbering the Premises, Landlord shall continue to be liable for any security deposit and any such mortgagee shall have no liability or responsibility therefor.

                                    ARTICLE 4

                                       Use

         4.1 The Premises shall be used and occupied by Tenant for any purpose permitted by applicable zoning. The Premises are to be used for no other purposes without first obtaining the consent of Landlord.

         4.2 Except for those obligations and responsibilities of the Landlord which are expressly set forth elsewhere herein, Tenant, at Tenant's expense, shall promptly comply with all laws, ordinances, zoning restrictions, rules, regulations, orders and requirements of any duly constituted public authorities now or hereafter affecting the use, safety, cleanliness and occupation of the Premises.

         4.3 Tenant shall not do, bring or keep anything in or about the Premises that will cause a cancellation of any insurance covering the Premises or the Building.

         4.4 Tenant shall not use the Premises in any manner that will constitute waste, nuisance or unreasonable annoyance to owners or occupants of nearby properties (or disturb the quiet enjoyment thereof). Tenant shall not use the Premises for sleeping, cooking, washing clothes, or the preparation, manufacture, or mixing of anything that might emit any odor or objectionable noises or lights onto nearby properties, nor shall any animals or birds be brought in or kept in or about the Premises.

         4.5 Tenant shall comply with all nondiscriminatory and reasonable rules and regulations (the "Rules and Regulations") from time to time adopted by Landlord with respect to the Property.

         4.6 Tenant shall not do anything on the Premises that will cause damage to the Building. Neither the floor or any other portion of the Premises shall be overloaded. No machinery, apparatus, or other appliance shall be used or operated in or on the Premises that will in any manner injure, vibrate or shake the Premises.

                                    ARTICLE 5

                            Alterations and Additions

         5.1 Tenant shall not make any alterations, improvements or additions to the Premises without obtaining Landlord's prior written consent, which shall not be unreasonably withheld, except in the case of non-structural alterations, improvements or additions which do not exceed the combined aggregate amount of Five Thousand Dollars ($5,000.00), in which case the consent of Landlord shall not be required. Any such improvements, excepting movable furniture and trade fixtures shall become part of the realty and belong to Landlord. All alterations and improvements shall be in conformity with the laws of all applicable duly constituted public authorities. As a further condition to giving such consent, Landlord may require Tenant to provide Landlord, at Tenant's sole cost and expense, a lien and completion bond in an amount equal to one hundred fifty percent (150%) of the estimated cost of such improvements, to ensure Landlord against any liability for mechanics' and materialmen's liens and to insure completion of the work.

         5.2 Prior to commencing any work relating to any alterations, improvements or additions approved by Landlord, Tenant shall notify Landlord in writing of the expected date of commencement. Landlord shall have the right at any time thereafter to post and maintain on the Premises such notices as Landlord reasonably deems necessary to protect Landlord and the Property from mechanics' liens, materialmen's liens or any other liens. Tenant shall pay, when due, all claims for labor or materials furnished to or for Tenant for use in improving the Premises. Tenant shall not permit any mechanics' or materialmen's liens to be levied against the Property arising out of work performed, materials furnished, or obligations to have been performed on the Premises by or at the request of Tenant. Tenant hereby indemnifies and holds Landlord harmless against loss, damage, attorneys' fees and all other expenses on account of claims of lien of laborers or materialmen or others for work performed or materials or supplies furnished for Tenant or its contractors, agents or employees.

         5.3 Tenant may install trade fixtures, machinery or other trade equipment in conformance with the ordinances of all applicable duly constituted public authorities. Tenant may remove any of such trade fixtures or machinery upon the termination of this Lease, provided that Tenant is not in default under the terms of this Lease.

         5.4 In the event that Tenant installs improvements, machinery or trade fixtures, Tenant shall return the Premises on termination of this Lease to the same condition as existed at the date of entry, reasonable wear and tear excepted, including the removal of improvements approved by Landlord in Section 5.1, if Landlord's approval was conditioned upon Tenant's removal of said improvements. Tenant shall, in any event, repair any damage resulting from the removal of machinery or trade fixtures of Tenant.

                                    ARTICLE 6

                             Utilities and Services

         6.1 Tenant shall make all arrangements for and pay for all water, sewer, gas, heat, light, power, telephone service and any other service or utility provided to the Premises.

         6.2 In the event that any utilities are furnished by Landlord, Tenant shall pay to Landlord its pro rata share of the cost thereof in the manner set forth in Section 11.3. Tenant's pro rata share shall be based upon that proportion of the utility costs which the gross floor area of the Premises bears to the total number of leasable square feet serviced by such meter and any extraordinary use which may be made by Tenant.

         6.3 Landlord represents and warrants to Tenant that as of the Commencement Date Landlord will have procured the installation to the Premises of telephone, gas, electric, sewer and water service. Following performance of Landlord's procurement duty described in the preceding sentence, Landlord shall not be liable for any failure or interruption of any utility service being furnished to the Premises, and no such failure or interruption shall entitle Tenant to terminate this Lease.

                                    ARTICLE 7

                                 Indemnification

         7.1 By Tenant

                  7.1.1 Tenant from and after the Commencement Date shall indemnify, be liable for, and hold Landlord harmless from any loss by reason of injury to person or property, from whatever cause, all or in part connected with the condition or use of the Premises, including without limitation, any liability for injury to the person or property of Tenant, its agents, officers, employees, or invitees, but excepting any loss or injury resulting from the negligent affirmative acts or intentional misconduct of Landlord or its agents. Tenant shall, at Tenant's expense, resist and defend any such action, suit, or proceeding or cause the same to be resisted or defended by counsel designated by Tenant and approved by Landlord. Tenant's obligation hereunder shall survive the termination of this Lease if the incident requiring such defense occurred during the lease term.

                  7.1.2 Tenant, as a material part of the consideration rendered to Landlord in entering into this Lease, hereby waives all claims against Landlord for damages to goods, wares, machinery and trade fixtures in, upon and about the Premises and for injury to Tenant, its agents, employees, invitees, or any third person in or about the Premises from any cause at any time, excepting therefrom damage or injury caused by the intentional misconduct of Landlord or its agents and, to the extent not covered by insurance, negligent affirmative acts of Landlord.

         7.2 By Landlord. Landlord from and after the Commencement Date shall indemnify, be liable for, and hold Tenant harmless from any loss by reason of injury to person or property of Tenant, resulting from the intentional misconduct or affirmative negligent acts of Landlord or its agents. The preceding sentence shall only entitle Tenant to be indemnified against actual loss and shall not, under any circumstances, entitle Tenant to compensation for any claim based upon consequential or speculative damages, including without limitation, lost profits.

                                    ARTICLE 8

                                    Insurance

         8.1 Landlord shall maintain, at Tenant's expense, a policy or policies of insurance protecting Landlord against the following:

                  8.1.1 Fire and other perils normally included within the classification of fire and extended coverage, (including without limitation, plate glass) together with insurance against vandalism and malicious mischief, to the extent of the full insurable value of the Property, exclusive of trade fixtures, equipment and improvements insured by Tenant, with agreed value, full replacement and other endorsements which Landlord may elect to maintain and which may be reasonably required by the first mortgagee or beneficiary of a deed of trust encumbering real property of which the Premises constitute a part ("Mortgagee").

                  8.1.2 Rent loss insurance to the extent of at least eighty percent (80%) of the gross rentals from the Premises.

                  8.1.3 Public liability and property damage insurance with respect to common areas in amounts (i) not less than five hundred thousand dollars ($500,000) for injury or death to any one person in any one accident or occurrence, (ii) not less than one million dollars ($1,000,000) for injury or death to more than one person in any one accident or occurrence, and, (iii) not less than two hundred thousand dollars ($200,000) per occurrence for damage to property.

         8.2 Tenant shall pay to Landlord in the manner set forth in Section 11.3, its pro rata share of the cost of insurance required in Section 8.1. Tenant's pro rata share of such cost shall be that proportion of the annual premiums for insurance which the gross floor area of the Premises bears to the gross floor area covered by such insurance.

         8.3 Tenant shall maintain in force a policy or policies of insurance protecting Landlord and Tenant against each of the following:

                  8.3.1 Commercial general liability insurance with respect to the Premises insuring against bodily injury or death and property damage in amounts (i) not less than one million dollars ($1,000,000) in the aggregate and
(ii) not less than one million dollars ($1,000,000) per occurrence. Landlord shall be included as additional insured. The amount of such public liability insurance shall be increased from time to time as Landlord may reasonably determine; provided that any such increase shall be predicated upon the insurance requirements of the Master Lease and/or any Mortgagee pursuant to a mortgage encumbering real property of which the Premises constitute a part and/or in keeping with the customary insurance requirements of landlords operating and/or leasing commercial/industrial buildings similar to the Building in the geographic area in which the Building is located. All such bodily injury and property damage insurance shall specifically insure the performance by Tenant of the indemnity agreement as to personal injury or property damage contained in Article 7.

                  8.3.2 Insurance covering alterations, additions or improvements permitted under Article 5, trade fixtures and personal property from time to time in or upon the Premises in an amount not less than eighty percent (80%) of their full replacement cost from time to time during the term of this Lease, providing protection against any peril included within the classification "fire and extended coverage," for the repair or replacement of the property damaged or destroyed unless this Lease shall terminate pursuant to
Article 18 hereof.

                  8.3.3 All policies of insurance to be provided by Tenant shall be issued by insurance companies, with general policy holder's rating of not less than A and a financial rating of not less than Class A- as rated in the most current available "Best's" Insurance Reports, and qualified to do business in the State of California. Such policies shall be issued in the names of Landlord and Tenant and, if requested by Landlord, the Mortgagee. The policies provided by Tenant shall be for the mutual and joint benefit and protection of Landlord, Tenant and the Mortgagee, and executed copies of such policies of insurance or certificates thereof shall be delivered to the Landlord within ten
(10) days after the Commencement Date and, thereafter, within thirty (30) days prior to the expiration of the term of each such policy. Upon the expiration or termination of any such policy, renewal or additional policies shall be procured and maintained by the Tenant to provide the required coverage. All policies of insurance delivered to Landlord must contain a provision that the company writing said policy will provide to Landlord with twenty (20) days notice in writing in advance of any cancellation or lapse or the effective date of any reduction in the amounts of insurance. All public liability, property damage and other casualty policies shall be written as primary policies, not contributing with and not in excess of coverage which Landlord may carry.

                  8.3.4 Notwithstanding anything to the contrary, Tenant's obligation to carry the insurance described in this Article may be brought within the coverage of a so-called blanket policy or policies of insurance carried and maintained by the Tenant, provided that (i) Landlord and the Mortgagee shall be named as an additional insured thereunder as their interests may appear, (ii) the coverage afforded Landlord will not be reduced or diminished by reason of the use of such blanket policy of insurance, and (iii) the requirements set forth herein are otherwise satisfied. Tenant agrees to permit Landlord at all reasonable time to inspect the policies of insurance of Tenant covering the Premises for policies which are not required to be delivered to Landlord.

         8.4 Landlord and Tenant hereby mutually release each other from liability and waive all right to recover against each other for any loss from perils insured against under their respective fire insurance policies, including any extended coverage and special form endorsements to said policies; provided, however, this Section shall be inapplicable if it would have the effect, but only to the extent that it would have the effect, or invalidating any insurance coverage of Landlord or Tenant. The parties shall obtain, if available, from their respective insurance companies, a waiver of any right of subrogation which said insurance company may have against the Landlord or the Tenant, as the case may be.

                                    ARTICLE 9

                              Care of the Premises

         9.1 Except with respect to those matters which are expressly the responsibility and/or obligation of Landlord as set forth elsewhere herein, Tenant shall (with the exception of losses covered by insurance required by the terms of this Lease to be obtained by Landlord), at its expense keep the Premises and exterior and interior portions of windows, doors, and all other glass or plate glass fixtures in a neat, clean, sanitary and safe condition, and shall keep the Premises free from trash, rubbish and dirt. Tenant shall make all repairs or replacements thereon or thereto, whether ordinary or extraordinary. If Tenant fails to keep the Premises neat, clean or in reasonable repair, Landlord may, at Landlord's option, enter the Premises in order to clean or replace same and Tenant shall immediately pay to Landlord the cost thereof, together with interest at the rate of ten percent (10%) per annum from date cost was incurred, or paid by Landlord, whichever is later.

         9.2 Tenant shall, at its sole cost, keep and maintain all utilities, fixtures and mechanical equipment used by Tenant in good order, condition and repair. Said items shall include, but are not limited to, all plumbing or sewage facilities in the Premises, doors, locks and closing devices, windows, including glass, lights, electric systems and equipment, heating and air conditioning systems and equipment and, all other appliances and equipment of every kind. Landlord shall enter into a maintenance agreement for the maintenance of any heating and/or air conditioning units servicing the Premises with a reputable maintenance service company. Tenant shall pay to Landlord in the manner set forth in Section 11.3, the cost of any such maintenance agreement.

         9.3 Landlord shall keep in good condition and repair the roof, including replacement thereof, and structural components of the Building (foundations, structural support columns, exterior walls and roof structure), but the cost thereof shall be borne and paid by Tenant in accordance with the manner set forth in Section 11.3, excepting therefrom any and all costs necessary for the maintenance of the structural integrity of the Premises the cost of which shall be borne by Landlord. Landlord shall have no obligation to make any such repairs until Landlord has received written notice from Tenant with respect to the need for such repairs. Landlord shall not be deemed to be in default with respect with its obligation to repair unless and until Landlord has
(i) received said written notice and (ii) failed to make such repairs within a reasonable period following the receipt of said notice. Landlord shall, after receiving written notice, exercise due diligence in making such repairs. Tenant hereby waives any provisions of law permitting Tenant to make repairs at Landlord's expense. Landlord shall enforce any construction warranties for the benefit of Tenant to the extent that they are available but in no event less than (i) one (1) year from the Commencement Date on material and workmanship of the original construction of the Premises and (ii) (2) years from the Commencement Date on the roof.

                                   ARTICLE 10

                                      Taxes

         10.1 Tenant shall pay prior to delinquency all taxes, assessments, license fees, and other public charges levied, assessed or imposed or which become payable during the term of this Lease upon any trade fixtures, furnishings, equipment and all other personal property of Tenant installed or located in the Premises. Whenever possible, Tenant shall cause said trade fixtures, furnishings, equipment and personal property to be separately assessed. If, however, any or all of said items shall be assessed and taxed with the real property, Tenant shall pay to Landlord such taxes as are attributable to Tenant's trade fixtures, furnishings, equipment and personal property within fifteen (15) days after receipt of an invoice from Landlord advising Tenant of the taxes applicable to Tenant's property.

         10.2 Tenant shall also pay in the manner set forth in Section 11.3 any and all real estate taxes, as defined in Section 10.3, assessed or imposed, or which become a lien upon or become chargeable against or payable in connection with the Property, including Tenant's equitable proportion of such charges which are attributable to common areas. In the event that the Premises and common areas are not separately assessed, Tenant shall pay an equitable proportion of the real estate taxes and assessments for all the land and improvements included within the tax parcel(s) assessed, such proportion shall be determined by Landlord from the respective valuations assigned in the Assessor's worksheets and such other information as is reasonably available to Landlord, including Tenant's proportionate share of square feet in the Building and any special improvements constructed for the benefit of Tenant. Real estate taxes for the last year of the term of this Lease shall be prorated between Landlord and Tenant as of the expiration date of the term. With respect to any assessments which may be levied against or upon the Property, or which under the laws then in force may be evidenced by improvement or other bonds and may be paid in annual installments, only the amount of such annual installment, with appropriate proration for any partial year, and interest thereon, shall be included within a computation of taxes and assessments levied against the Property.

         10.3 For purposes of this Lease, "taxes" shall also include each of the following:

                  10.3.1 Any form of assessment, license fee, license tax, business license tax, commercial rental tax, levy, charge, penalty, or tax, imposed by any authority having the direct power to tax, including any city, county, state or federal government, or any school, agricultural, lighting, drainage or other improvement or special district thereof, as against any legal or equitable interest of Landlord in the Premises or the real property of which the Premises constitute a part;

                  10.3.2 Any assessment, tax, fee, levy or charge in substitution, partially or totally, of any assessment, tax, fee, levy or charge previously included with the definition of real property tax, it being acknowledged by Tenant and Landlord that Proposition 13 was adopted by the voters of the State of California in the June 1978 election and that assessments, taxes, fees, levies and charges may be imposed by governmental agencies for such services as fire protection, street, sidewalk and road maintenance, refuse removal and for other governmental services formerly provided without charge to property owners or occupants. It is the intention of Tenant and Landlord that all such new and increased assessments, taxes, fees, levies and charges and all similar assessments, taxes, fees, levies and charges be included within the definition of real property tax for purposes of this Lease;

                  10.3.3 Any tax allocable to or measured by the area of the Premises or the rental payable hereunder, including without limitation, any gross income tax or excise tax levied by the State, any political subdivision thereof, city, or federal government, with respect to the receipt of such rental, or upon or with respect to the possession, leasing, operating, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises, or any portion thereof;

                  10.3.4 Any tax upon this transaction or any document to which Tenant is a party, creating or transferring an interest or an estate in the Premises;

                  10.3.5 "Real estate taxes" shall not include Landlord's federal or state income, franchise, inheritance or estate taxes.

                                   ARTICLE 11

                                  Common Areas

         11.1 Common areas shall include all areas within the Property outside the exterior boundaries of the buildings situated thereon, including, but not limited to, streets, driveways, parking areas (with parking spaces as described on the approved site plan set forth in Exhibit A), truckways, delivery passages, loading doors, sidewalks, ramps, open and closed courts and malls, landscaped and planted areas, exterior stairways, bus stops, retaining and decorative walls and planters, and other areas provided by Landlord for the common use of Landlord and Tenant, its employees and invitees.

         11.2 Landlord shall maintain said common areas in a neat, clean and orderly condition, properly lighted and landscaped as Landlord, in its sole discretion, shall determine. Tenant shall pay to Landlord in the manner set forth in Section 11.3 all expenses incurred by Landlord in connection with the maintenance, upkeep and repair of common areas. It is understood and agreed that the phrase "expenses in connection with the maintenance of common areas" or other similar phrases shall include, but shall not be limited to, all sums expended in connection with said common areas for all general maintenance, repairs, pest control, resurfacing, painting, restriping, cleaning, and; maintenance and repair of sidewalks, curbs and; sprinkler systems, planting, water, and other utilities; directional signs and other markers and bumpers; maintenance and repair of any fire protection systems, automatic sprinkler systems, lighting systems, storm drainage systems and any other utility systems; personnel to implement such service and to police the common areas; police and fire protection services; depreciation and maintenance on operating machinery and equipment (if owned) and rental paid for such machinery and equipment (if rented); rental for electric and service rooms based upon the average rate in the Building; any parking charges, surcharges or any other costs levied or assessed by local, state or federal government agencies in connection with the use of parking facilities; and, property management costs. Expenses in connection with the maintenance of common areas shall not include (i) any allowance for depreciation of common area improvements, (ii) the cost of capital improvements (defined as capital improvements under generally accepted accounting principles, consistently applied), (iii) costs incurred by Landlord to repair damage to the Premises or the Property, to the extent that Landlord receives insurance proceeds, (iv) marketing costs, including leasing commissions, attorney's fees, space planning costs and other costs incurred in connection with lease, sublease and/or assignment negotiations and transactions with present or prospective tenants, (v) tax penalties incurred as a result of Landlord's failure to make payments and/or file tax returns when due, and (vi) costs arising from Landlord's charitable or political contributions. Landlord may perform any or all of said services and/or cause any or all of said services to be provided by an independent contractor or contractors. The monthly property management costs, as set forth in this Section, shall be fixed at $2,000.00 for such services during the initial term of this Lease as set forth in Section 2.1 hereof and thereafter, from time to time, during any extensions of the term at rates which are then being charged by unaffiliated parties for property management services in the geographic area in which the Premises are located with respect to commercial/industrial buildings and/or projects of a similar type and quality as the Premises. Other than with respect to the provision of property management services which subject shall be governed by the preceding sentence, upon the request of Tenant (which shall not occur more frequently than once in each twelve month period of the term of this Lease), Landlord shall obtain at least three bids from parties unaffiliated with Landlord with respect to the provision of services and/or products to the Premises which are included within common area maintenance expenses, and if Landlord desires to continue to perform such services and/or furnish such products after receiving such bids, Landlord shall perform such services and/or furnish such products at rates not in excess of the lowest of such bids received by Landlord.

         11.3 Landlord has previously provided Tenant with a written estimate of Tenant's share of the cost of common area utilities, insurance provided by Landlord, roof repairs, taxes, and expenses in connection with maintenance of common areas for the first twelve months of the term of this Lease, a copy of which is attached hereto as Exhibit D. Subject to the provisions of Sections 9.3 and 11.2 hereof, Tenant shall pay such estimated amount to Landlord in equal monthly installments, in advance. Within ninety (90) days after the end of each calendar year, Landlord shall furnish to Tenant a statement showing in reasonable detail the costs incurred by Landlord for the operation and maintenance of the Property during such year, and Tenant shall pay to Landlord Tenant's proportionate share of the cost incurred in excess of the payments made by Tenant within ten (10) days of receipt of such statement. In the event that the payments made by Tenant for the operation and maintenance of the Property exceed Tenant's share of the cost of same, such amount shall be credited by Landlord to the rent or other charges next due and owing, provided that, if the Lease term has expired, Landlord shall accompany said statement with the amount due Tenant. Within thirty (30) calendar days after Tenant receives Landlord's annual statement described above, Tenant may elect to have such statement audited by notifying Landlord in writing of such election. Any such audit shall be paid for by Tenant, unless such audit reveals that Landlord erred by more than five percent (5%) with respect to common area maintenance expenses which Landlord collected from Tenant, in which case the audit shall be paid for by Landlord (but only if any variance disclosed by such audit is favorable to Tenant-i.e., that Landlord overcharged Tenant as opposed to undercharged Tenant). Landlord shall have a reasonable opportunity to confirm the results of any audit by Tenant which discloses a discrepancy with Landlord's own accountants. Any discrepancies which such audit reveals (after confirmation thereof by Landlord) shall be adjusted by the parties within ten (10) calendar days thereafter by the payment of additional sums by Tenant if same are determined to be owing and by a credit to the rent or other charges next due and owing hereunder if Landlord is determined to have overcharged Tenant.

         11.4 Tenant shall have for its use and benefit the non-exclusive right in common with Landlord and future owners, other tenants, and their agents, employees, customers, licensees and subtenants to use said common areas from time to time existing during the entire term of this Lease, or any extension thereof, for ingress and egress, roadway, automobile parking and sidewalks. Tenant's use of common areas shall be subject to and in accordance with such Rules and Regulations as may be adopted by Landlord in accordance with Section
4.5. The cost of repairs for any damage done to the common areas by Tenant, or Tenant's agents or employees, will be paid for by Tenant in addition to the common area charges.

         11.5 Landlord may, but is not obligated to, construct certain improvements off the Property for the benefit and non-exclusive common use of owners and Tenants within the Gillespie Field Business Park (the "Amenity Areas"). In such event, if Tenant desires to use said areas, Tenant shall pay Landlord, in the manner set forth in Section 11.3, an agreed upon sum to be determined. Accordingly, participation by Tenant shall be voluntary and Tenant shall not be required to participate in the maintenance expenses and costs of the Amenity Areas unless Tenant so elects.

         11.6 Notwithstanding any other provision set forth in this Article 11 to the contrary, Landlord hereby agrees with Tenant that under no circumstances will the common area maintenance expenses which Tenant is responsible for hereunder exceed, in the aggregate, $162,168 during the first twelve months of the term of this Lease.

                  In the event common area maintenance expenses are less than $162,168, in the aggregate, during the first twelve months of the term of this Lease, the common area maintenance expenses which Tenant is responsible for in the second twelve months of the term of this Lease (and for each succeeding twelve-month period during the term of this Lease) shall be limited to the actual aggregate common area maintenance expenses passed through by Landlord to Tenant which are attributable to the immediately preceding twelve months of the term of this Lease, plus actual annual increases in common area maintenance expenses attributable to the succeeding twelve months of the term of this Lease. The preceding sentence is demonstrated by the following example: Assume actual common area maintenance expenses of $150,000 in the first twelve months of the term of this Lease. Tenant would pay $150,000 for common area maintenance expenses during the first twelve months of this Lease. Assume actual increases in common area maintenance expenses of $10,000 in the second twelve months of the term of this Lease ($160,000 actual common area maintenance expenses during the second twelve months of the Lease less $150,000 actual common area maintenance expenses during the first twelve months of the Lease equals an actual increase of $10,000). Tenant would pay $160,000 for common area maintenance expenses during the second twelve months of this Lease. Similarly, if actual common area maintenance expenses increased by another $10,000 in the third twelve months of the term of this Lease, Tenant would pay $170,000 for common area maintenance expenses during the third twelve months of this Lease ($160,000 actual common area maintenance expenses during the second twelve months of the term of this Lease, plus $10,000 increase from the second twelve months of the term of this Lease to the third twelve months of the term of this Lease). The common area maintenance expenses for each succeeding twelve month period would be calculated in the same manner.

         In the event common area maintenance expenses are more than $162,168, in the aggregate, during the first twelve months of the term of this Lease, the common area maintenance expenses which Tenant is responsible for in the first twelve months of the term of this Lease shall be limited to $162,168. The common area maintenance expenses which Tenant is responsible for in the second twelve months of the term of this Lease (and for each succeeding twelve-month period during the term of this Lease) shall be limited to the actual aggregate common area maintenance expenses passed through by Landlord to Tenant which are attributable to the immediately preceding twelve months of the term of this Lease, plus actual annual increases in common area maintenance expenses attributable to the succeeding twelve months of the term of this Lease. The preceding sentence is demonstrated by the following example: Assume actual common area maintenance expenses of $180,000 in the first twelve months of the term of this Lease. Tenant would pay $162,168 for common area maintenance expenses during the first twelve months of this Lease. Assume actual increases in common area maintenance expenses of $10,000 in the second twelve months of the term of this Lease ($190,000 actual common area maintenance expenses during the second twelve months of the Lease less $180,000 actual common area maintenance expenses during the first twelve months of the Lease equals an actual increase of $10,000). Tenant would pay $172,168 for common area maintenance expenses during the second twelve months of this Lease. Similarly, if actual common area maintenance expenses increased by another $10,000 in the third twelve months of the term of this Lease, Tenant would pay $182,168 for common area maintenance expenses during the third twelve months of this Lease ($172,168 actual common area maintenance expenses during the second twelve months of the term of this Lease, plus $10,000 increase from the second twelve months of the term of this Lease to the third twelve months of the term of this Lease). The common area maintenance expenses for each succeeding twelve month period would be calculated in the same manner.

                                   ARTICLE 12

                              Signs and Advertising

         12.1 Tenant shall not conduct or permit any sale by auction on the Premises.

         12.2 Tenant may affix and maintain upon the exterior of the building only such signs, advertising placards, names, insignias, trademarks and other descriptive material as shall have first received the written approval of Landlord as to size, type, color, location, copy, nature and display qualities (which approval shall not be unreasonably withheld) and complied with any and all terms, provisions and/or other requirements of the Master Lease). Tenant shall at all times maintain its signs in a neat and orderly condition. If Tenant, after five (5) days written notice, shall fail to properly maintain or repair any exterior sign, Landlord may do so and the cost thereof shall be payable by Tenant to Landlord upon demand as additional rent.

         12.3 Tenant shall not display, store or sell any merchandise outside the defined exterior walls and permanent doorways of the Premises, without Landlord's prior written consent. Tenant shall not, without Landlord's consent, install any exterior lighting, amplifiers or similar devices or use in, upon or about the Premises any advertising media which may be heard or seen outside the Premises, such as flashing lights, search lights, loudspeakers, phonographs or radio broadcasts.

         12.4 Tenant shall not, without Landlord's written consent, solicit business in the common areas, nor distribute any handbills or other advertising matter in the common areas.

         12.5 Any sign that Tenant places, constructs, or maintains shall comply with all laws, and Tenant shall obtain any approval required by such laws, including without limitation, the sign ordinances and/or other signage requirements of the City of El Cajon, California. Landlord makes no representation with respect to Tenant's ability to obtain such approval.

                                   ARTICLE 13

                                Entry by Landlord

         13.1 Tenant shall permit Landlord and Landlord's agent to enter the Premises at all reasonable times, upon giving Tenant a 24 hour notice, except in the event of an emergency in which case the 24 hour notice is not required; (i) for the purpose of inspecting the same, (ii) for the purpose of maintenance, repairs, alterations, or additions to any portion of the Building, including the erection and maintenance of such scaffolding, canopies, fences, and props as may be required, or (iii) for the purpose of posting notices of non-responsibility for alterations, additions, or repairs.

         13.2 Landlord may, during reasonable business hours within one hundred-eighty (180) days prior to the expiration of this Lease, enter the Premises for the purpose of allowing prospective tenants to view the Premises.

         13.3 Landlord shall be permitted to enter the Premises for any of the purposes stated herein upon reasonable notice and in a manner designed to avoid, to the extent possible, interference with Tenant's business operation, without any liability to Tenant for any loss of occupation of quiet enjoyment of the Premises resulting therefrom.

                                   ARTICLE 14

                            Assignment and Subletting

         14.1 Except as expressly set forth below in this Article 14, Tenant shall not either voluntarily or by operation of law, assign, sell, encumber, pledge or otherwise transfer all or any part of Tenant's leasehold estate hereunder, or permit the Premises to be occupied by anyone other than Tenant or Tenant's employees, or sublet the Premises or any portion thereof, without Landlord's prior written consent in each instance, which consent shall not be unreasonably withheld. Landlord's consent shall be based upon a determination that the same quality of business, service, management, and financial soundness of ownership shall exist after such assignment or subletting and, provided further, that each and every covenant, condition or obligation imposed upon Tenant by this Lease and each and every right, remedy or benefit afforded Landlord by this Lease is not thereby impaired or diminished. Consent by Landlord to one or more assignments of this Lease or to one or more sublettings of the Premises shall not operate to exhaust Landlord's rights under this Article. If Tenant is a corporation, partnership (general or limited), limited liability company, business trust, incorporated or unincorporated association or any other type of business entity which does not have at least one class of securities which is subject to the registration, disclosure and reporting requirements of the Securities Exchange Act of 1934, the transfer, assignment, conveyance, hypothecation or grant of any security interest, lien, pledge or other encumbrance upon or with respect to, or the obtaining of any ownership or management interest in any such entity by any party which is not presently (on the date this Lease is executed) an owner or party having management control thereof, in each and all of the foregoing cases, with respect to at least 50 percent, in the aggregate, of the ownership and/or equity interests in such entity (or with respect to an interest of any quantity or quality which permits management control of such entity), or the liquidation of such entity, same shall constitute an assignment for purposes of this Article 14 and shall require the prior consent and approval of Landlord. Notwithstanding the preceding sentence, an assignment, sale, encumbrance, pledge or other transfer of the interests described in the preceding sentence, or the leasehold estate created by this Lease, to a party which controls, is controlled by, or is under common control with, Tenant, shall constitute an assignment for purposes of this Article 14 but shall not require the prior consent or approval of Landlord; provided that such party is of equal or greater creditworthiness to that of Tenant. Further, Tenant may sublease up to 30,000 square feet of the Premises without the approval or consent of Landlord being required.

         14.2 If Tenant desires at any time to assign this Lease or to sublet the Premises or any portion thereof, it shall first notify Landlord of its desire to do so and shall submit in writing to Landlord (i) the name of the proposed Subtenant or assignee; (ii) the nature of the proposed Subtenant's or assignee's business to be carried on in the Premises; (iii) the terms and provisions of the proposed sublease or assignment; and (iv) such reasonable financial information as Landlord may request concerning the proposed Subtenant or assignee. Tenant agrees to reimburse Landlord for Landlord's reasonable costs and attorneys' fees incurred in conjunction with the processing and documentation of any such requested assignment, subletting, transfer, change or ownership or hypothecation of this Lease, not to exceed $500. Tenant shall comply with the requirements of this Section 14.2 irrespective of whether or not Landlord's consent or approval is required under this Article 14.

         14.3 No subletting, even with the consent of Landlord, shall relieve Tenant of its obligation to pay the rent and perform all the other obligations to be performed by Tenant hereunder. The acceptance of rent by Landlord from any other person shall not be deemed to be a waiver by Landlord of any provision of this Lease or to be a consent to any assignment or subletting.

                                   ARTICLE 15

                                   Abandonment

         15.1 ***This Section intentionally left blank***

                                   ARTICLE 16

                                Breach by Tenant

         16.1 The occurrence of any of the following shall constitute a breach and material default of this Lease by Tenant:

                  16.1.1 The failure of Tenant to pay or cause to be paid when due any rent, monies, or charges required by this Lease to be paid by Tenant when such failure continues for a period of ten (10) days after written notice thereof from Landlord to Tenant and Guarantor;

                  16.1.2 The failure of Tenant to do or cause to be done any act, other than payment of rent, monies or charges, required by this Lease to be done by Tenant when such failure continues for a period of thirty (30) days after written notice thereof from Landlord to Tenant and Guarantor for acts which are able to be performed within thirty (30) days. For acts requiring more than thirty (30) days to perform, Tenant must commence such act within thirty
(30) days and pursue the same diligently to completion, but in no event longer than ninety (90) days after written notice from Landlord to Tenant and Guarantor.

                  16.1.3 Tenant causing, permitting, or suffering, without the prior written consent of Landlord, any act when this Lease requires Landlord's prior written consent or prohibits such act, when same continues without cure for a period of thirty (30) days after written notice thereof from Landlord to Tenant and Guarantor; or

                  16.1.4 To the extent permitted by applicable law, any act of bankruptcy caused, suffered or permitted by Tenant. For purposes of this Lease, "act of bankruptcy" shall include any of the following:

                           16.1.4.1 Any general assignment or general
arrangement for the benefit of creditors;

                           16.1.4.2 The filing of any petition by or against
Tenant to have Tenant adjudged a bankrupt or a petition for reorganization or arrangement under any law relating to bankruptcy, unless such petition is dismissed within ninety (90) days;

                           16.1.4.3 The appointment of a Trustee or receiver to
take possession of substantially all of Tenant's assets located in the Premises or of Tenant's interest in this Lease; or,

                           16.1.4.4 The attachment, execution or other judicial
seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease.

         16.2 In the event that Landlord issues a three-day notice, notice of abandonment or comparable document by reason of Tenant's breach, and Tenant cures such default, Tenant agrees to pay to Landlord, the reasonable cost of preparation and delivery of same.

         16.3 The acceptance by Landlord of rent due hereunder after breach by Tenant will not constitute a waiver of such breach, unless a writing to that effect has been delivered to Tenant.

                                   ARTICLE 17

                              Remedies Upon Breach

         17.1 In the event of any breach by Tenant, in addition to other rights or remedies of Landlord at law or in equity, Landlord shall have the following remedies:

                  17.1.1 Landlord may recover from Tenant the rent as it becomes due and any other amount necessary to compensate Landlord for all detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom. Landlord may sue monthly, annually or after such equal or unequal periods as Landlord desires for amounts due under this Section 17.1.1. The right to collect rent as it becomes due shall terminate upon the termination by Landlord of Tenant's right to possession. Tenant's right to possession shall not be terminated unless and until Landlord delivers to Tenant written notice thereof;

                  17.1.2 Landlord, either as an alternative or subsequent to exercising the remedies set forth in Section 17.1.1, may terminate Tenant's right to possession of the Premises by and upon delivery to Tenant of written notice of termination. Landlord may then immediately reenter the Premises and take possession thereof pursuant to legal proceedings and remove all persons and property from the Premises; such property may be removed and stored in a public warehouse or elsewhere at the cost of and for the account of Tenant. No notice of termination shall be necessary in the event that Tenant has abandoned the Premises. In the event that Landlord elects to terminate Tenant's right of possession, Landlord may recover the following:

                           17.1.2.1 The worth at the time of the award of the
unpaid rent which had been earned at the time of termination. "Worth at the time of award" shall be computed by allowing interest at ten percent (10%) per annum from the first day the breach occurs;

                           17.1.2.2 The worth at the time of award of the amount
by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Tenant proves could have been reasonably avoided. "Worth at the time of award" shall be determined by allowing interest at the rate of ten percent (10%) per annum from the first day a breach occurs;

                           17.1.2.3 The worth at the time of award of the amount
by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Tenant proves could be reasonably avoided. "Worth at the time of award" shall be computed by discounting such amount at the discount rate at the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%);

                           17.1.2.4 Any other amount necessary to compensate
Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under the Lease or which in the ordinary course of things would be likely to result therefrom including, but not limited to, expenses of reletting, attorneys' fees, costs of alterations and repairs, recording fees, filing fees and any other expenses customarily resulting from obtaining possession of leased premises and releasing.

                                   ARTICLE 18

                              Damage or Destruction

         18.1 In the event that the Premises or the building in which the Premises are located is partially or completely damaged or destroyed or declared unsafe or unfit for occupancy by any authorized public authority for any reason other than Tenant's act, use or occupation, which declaration requires repairs to either the Premises or the building in which the Premises are located, the rights and obligations of Tenant and Landlord shall be as follows:

                  18.1.1 If the damage is covered under insurance carried by Landlord or Tenant, Landlord shall proceed with diligence to repair such damage as soon as is reasonably possible but in any event within six (6) months of the date of the casualty event and this Lease shall continue in full force and effect;

                  18.1.2 In the event that such damage is not covered by insurance carried by Landlord or Tenant, Landlord shall repair such damage, provided that, such damage or destruction does not exceed twenty percent (20%) of the then replacement value of the Improvements, exclusive of trade fixtures, equipment or machinery;

                  18.1.3 Notwithstanding anything contained hereinabove, (i) if the Premises are damaged or destroyed to any extent during the last year of the initial term of this Lease as set forth in Section 2.1 hereof (unless Tenant has exercised Tenant's option to extend the term hereof), or during the last year of any extension option in which Tenant has no further option(s) to extend the term of this Lease any further, (ii) if the uninsured portion of such damage exceeds twenty percent (20%) of the then replacement value of the Improvements, or (iii) if over twenty percent (20%) of the building in which the Premises are located shall be damaged or destroyed at any time, Landlord may, at Landlord's option, cancel and terminate this Lease by delivery of written notice to Tenant to so terminate. Said written notice shall be made within thirty (30) days after the date of occurrence of such damage or destruction and shall be effective as of the date of such notice. If notice is not given within thirty (30) days, Landlord shall be deemed to have elected to restore the damage or destruction and shall repair such damage as soon as reasonably possible.

         18.2 If Landlord elects or is required to make repairs, Tenant shall be entitled to a reduction in rent during the time in which the repairs are being made to the extent to which Tenant's use of the Premises is impaired.

         18.3 Landlord's obligation to restore shall not include the restoration or replacement of Tenant's trade fixtures, equipment, machinery or any improvements or alterations made by Tenant to the Premises. Tenant shall restore and replace the same in the event that Landlord is obligated or elects to repair any damage or destruction of the Premises.

         18.4 Tenant waives the provisions of Civil Code Section 1932(2) and Civil Code Section 1933(4) with respect to the destruction of the Premises.

                                   ARTICLE 19

                                  Condemnation

         19.1 If the Premises or any portion thereof are taken under the power of eminent domain, or sold by Landlord under the threat of the exercise of such power, this Lease shall terminate as to the part so taken as of the date that the condemning authority takes possession of the Premises. If more than twenty-five percent (25%) of the Premises is taken or sold under such threat, either Landlord or Tenant may terminate this Lease as of the date that the condemning authority takes possession by delivery of written notice of such election within twenty (20) days after such party has been notified of the taking or, in the absence thereof, within twenty (20) days after the condemning authority shall have taken possession.

         19.2 If this Lease is not terminated by Landlord or Tenant, it shall remain in full force and effect as to the portion of the Premises remaining, provided that, the rent shall be reduced by that proportion which the floor area of the Premises taken bears to the gross floor area of the Premises immediately prior to any taking. In such event, Landlord shall, at Landlord's expense, restore the Premises to a complete unit of like quality and character except as to size, as existed prior to the date on which the condemning authority took possession. All awards for the taking of any part of the Premises or proceeds from the sale made under the threat of the exercise of the power of eminent domain shall be the property of Landlord, whether made as compensation for diminution of value of the leasehold estate, for the taking of the fee, or as severance damage; provided that, Tenant shall be entitled to any award for loss of or damage to Tenant's trade fixtures and removable personal property, expenses of relocation and/or such other loss as the trier of fact may award, excluding any and all value attributable to Tenant's interest under and by reason of the Lease.

         19.3 Each party waives the provisions of Code of Civil Procedure
Section 1265.130 allowing either party to petition the Superior Court to terminate this Lease in the event of a partial taking of the Premises.

                                   ARTICLE 20

                               Surrender of Lease

         20.1 The voluntary or other surrender of its interest in this Lease by Tenant or a mutual cancellation of this Lease shall not work a merger, and shall, at the election of Landlord, either terminate all or any existing subleases or subtenancies or operate as an assignment to Landlord of any or all of such subleases or subtenancies. Landlord shall exercise its election within thirty (30) days of any such surrender or cancellation.

                                   ARTICLE 21

                                 Attorneys' Fees

         21.1 If either party institutes or is made a party to any action or proceeding to enforce or interpret this Lease, the prevailing party in such action or proceeding shall be entitled to recover all costs and reasonable attorneys' fees incurred in connection with such action or proceeding, or any appeal or enforcement of such action or proceeding.

                                   ARTICLE 22

                        Sale of the Premises by Landlord

         22.1 Notwithstanding any provisions of this Lease to the contrary, Landlord may assign, in whole or in part, Landlord's interest in this Lease and may sell all or part of the real estate of which the Premises are a part. In the event of any sale or exchange of the Premises by Landlord and assignment by Landlord of this Lease, Landlord shall be and is hereby entirely freed and relieved of all liability under any and all covenants and obligations contained in or derived from this Lease or arising out of any act, occurrence or omission relating to the Premises which occurs after the consummation of such sale, exchange, or assignment.

                                   ARTICLE 23

                                 Quiet Enjoyment

         23.1 If Tenant is not in breach under the covenants made in this Lease, Landlord covenants that Tenant shall have peaceful and quiet enjoyment of the Premises without hindrance on the part of Landlord. Landlord will defend Tenant in the peaceful and quiet enjoyment of the Premises against claims of all persons claiming through or under any party other than Tenant.

                                   ARTICLE 24

                  Estoppel Certificates - Financial Statements

         24.1 Tenant shall at any time during the term of this Lease, within fifteen (15) days of written notice from Landlord, execute and deliver to Landlord a statement in writing certifying that this Lease is unmodified and in full force and effect or, if modified, stating the nature of such modification. Tenant's statement shall include other details requested by Landlord, such as the date to which rent and other charges are paid, Tenant's knowledge concerning any uncured defaults with respect to Landlord's obligations under this Lease, and the nature of such defaults if they are claimed. Any such statement may be relied upon conclusively by any purchaser or lender having an interest in the Premises. Tenant's failure to deliver such statements within such time shall be conclusive upon the Tenant that this Lease is in full force and effect, except as and to the extent any modification has been represented by Landlord, and that there are no uncured defaults in Landlord's performance, and that not more than one month's rent has been paid in advance.

         24.2 Within ten (10) days after written request from Landlord, Tenant shall deliver to Landlord such financial statements as Landlord reasonably requires to verify the financial condition of Tenant or any guarantor of Tenant. In addition, Tenant shall deliver to any lender designated by Landlord, any financial statements required by such lender to facilitate the financing or refinancing of the Property. Tenant represents and warrants to Landlord that each such financial statement is a true and accurate statement as of the date of such statement. All financial statements shall be confidential and shall be used only for the purposes set forth in this Lease. Tenant shall not be obligated to provide such financial statements more frequently than once a year.

                                   ARTICLE 25

                          Subordination and Attornment

         25.1 This Lease and Tenant's rights under this Lease are subject and subordinate to any Mortgage, ground lease, including, without limitation, the Master Lease, and to all renewals, modifications, consolidations, replacements, or extensions thereof, now or hereafter affecting the Premises. The provisions of this Section shall be self-operative, and no further instrument of subordination shall be required. In confirmation of such subordination, however, Tenant shall promptly execute and deliver any instruments that Landlord, the holder of any Mortgage, or the landlord of any ground lease including, without limitation, the Master Lease, may reasonably request to evidence such subordination. If Tenant fails to execute and deliver any such instruments, Tenant irrevocably constitutes and appoints Landlord as Tenant's special attorney-in-fact to execute and deliver such instruments.

         25.2 If the holder of any Mortgage, or the landlord of any ground lease affecting the Premises including, without limitation, the Master Lease, shall hereafter succeed to the rights of Landlord under this Lease, Tenant shall attorn to and recognize such successor as Tenant's Landlord under this Lease, and shall promptly execute and deliver any instruments that may be necessary to evidence such attornment, and Tenant hereby irrevocably appoints Landlord as Tenant's special attorney-in-fact to execute and deliver such instruments on behalf of Tenant should Tenant refuse or fail to do so. Upon such attornment, this Lease shall continue in effect as a direct lease between such successor Landlord and Tenant upon and subject to all of the provisions of this Lease. The obligations and agreements of Tenant under and by reason of this Section 25.2 to attorn to any such successor shall be conditioned upon Tenant's right to continue to occupy the Premises during the term of this Lease, including any extensions thereof, without disturbance thereof by any such successor, provided, and for only so long as, Tenant is not in default under and by reason of this Lease, which right of continued occupancy without disturbance thereof shall be confirmed in writing to Tenant by any such successor.

                                   ARTICLE 26

                                  Holding Over

         26.1 If Tenant should remain in possession of the Premises after the expiration of the term of this Lease without executing a new lease or after Landlord has declared a forfeiture by reason of a default by Tenant, such holding over shall be construed as a tenancy from month-to-month, subject to all the conditions, provisions and obligations of this Lease insofar as they are applicable to a month-to-month tenancy.

                                   ARTICLE 27

                             Liability of Successors

         27.1 The covenants and conditions herein contained shall, subject to the provisions as to assignment and subletting, apply to and bind the heirs, successors, executors, administrators, and permitted assigns of all the parties hereto and all of the parties hereto shall be jointly and severally liable for the covenants contained herein.

                                   ARTICLE 28

                                    Easements

         28.1 Landlord reserves the right, from time to time, to grant such easements, rights and dedications that Landlord deems necessary or desirable, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with the use of the Premises by Tenant. Tenant shall sign any documents or instruments to accomplish the foregoing upon request of Landlord, and failure to do so shall constitute a material breach of this Lease. Tenant irrevocably appoints Landlord as Tenant's special attorney-in-fact to execute and deliver such documents or instructions on behalf of Tenant should Tenant refuse or fail to do so.

                                   ARTICLE 29

                                  Master Lease

         29.1 This Lease is a sublease under and shall be subject and subordinate to that certain Industrial Ground Lease Agreement (Airports) with respect to the Property to be executed by and between The County of San Diego, a political subdivision of the State of California, as ground lessor, and Landlord, as ground lessee, affecting the Property (the "Master Lease"). The Master Lease will be evidenced of record by a Memorandum of Lease, to be recorded in the Official Records of San Diego County, California, at such time as the Master Lease is executed. Landlord acknowledges that nothing in the Master Lease shall restrict Tenant's intended use of the Premises as set forth in Article 4 above. Tenant understands, acknowledges and agrees that currently Landlord possesses an option to enter into a ground lease with respect to the Property under and by reason of that certain Development Agreement and Option to Lease, dated as of May 20, 1997 (the "Development Agreement") by, between and among The County of San Diego and predecessors in interest to Landlord, such option (with respect to the Property) having been assigned, transferred and conveyed to Landlord. Landlord represents and warrants to Tenant that Landlord possesses an exclusive option to enter into a ground lease with respect to the Property (to the exclusion of all other parties) and that Landlord will exercise its option to enter into a ground lease with respect to the Property on or before the date set forth in the Development Agreement for the expiration thereof. Further, Landlord represents and warrants to Tenant that the Building will be constructed in compliance with all material requirements of the Master Lease.

         29.2 For purposes of Sections 29.3 through 29.5 only, the following definitions shall apply:

         a) "Airport" shall mean Gillespie Field Airport located in El Cajon, California;
         b)   "Sublease" shall mean this Lease;
         c)   "Subleased Premises" shall mean the Premises;
         d)   "Subtenant" shall mean Tenant;
         e)   "Sublandlord" shall mean Landlord;
         f)   "County" shall mean the County of San Diego; and
         g) all other undefined capitalized terms shall have the meanings assigned to them in the Master Lease.

         29.3 Indemnification. Subtenant shall indemnify and save harmless County, its officers, agents, and employees from and against any and all claims, demands, liabilities, or losses of any kind or nature which County, its officers, agents, or employees may sustain or incur, or which may be imposed upon them or any of them for injury to, or death of, persons or damage to property, as a result of, arising out of, or in any manner connected with this Sublease or with occupancy and use of the Subleased Premises by Subtenant, its officers, agents, employees, licensees, patrons or visitors except as attributable to an act or omission of County. Subtenant further agrees to pay any and all costs and expenses, including, but not limited to, court costs and reasonable attorneys' fees, incurred by County on account of any such claims, demands, or liabilities.

         29.4 Provisions Constituting Sublease. The Sublease is subject to all of the terms and conditions of the Master Lease including any and all exhibits thereto and the Gillespie Field - Cuyamaca West Industrial Park Development Standards and Performance Standards. Subtenant shall assume and perform the obligations of Sublandlord and Tenant in said Master Lease, to the extent said terms and conditions are applicable to the Subleased Premises. Subtenant shall not commit or permit to be committed on the Subleased Premises any act or omission which shall violate any term or condition of the Master Lease. In the event of the termination of Sublandlord's interest as tenant under the Master Lease for any reason, then this Sublease shall terminate coincidentally therewith without any liability of Sublandlord and County to Subtenant. Notwithstanding the foregoing, Section 21.2.3 of the Master Lease includes provisions for a nondisturbance agreement from County if Sublandlord defaults under the Master Lease. Such nondisturbance agreement requires County to recognize Subtenant if Sublandlord defaults under the Master Lease, provided Subtenant is not in default under the Sublease and Subtenant has agreed to attorn to County as provided in this Section 29.4.

         29.5     Federal Aviation Administration Requirements

                  29.5.1 In the event there is any conflict between the provisions in this Clause and the other provisions in this Sublease, the provisions in this Clause shall take precedence.

                  29.5.2 Airport Development. County reserves the right to further develop or improve the landing area of the Airport as it sees fit, regardless of the desires or view of Subtenant, and without interference or hindrance to Subtenant or its subtenants.

                  29.5.3 Airport Maintenance and Repair. County reserves the right, but shall not be obligated to Subtenant, to maintain and keep in repair the landing area of the Airport and all publicly-owned facilities of the Airport, together with the right to reasonably direct and control all activities of Subtenant in this regard.

                  29.5.4 Airport Operations. Subtenant agrees to comply with the provisions and requirements of any existing or future agreement between County and United States, relative to the development, operation or maintenance of the Airport.

                  29.5.5 Right of Flight. There is hereby reserved to County, its successors and assigns, for the use and benefit of the public, a right of flight for the passage of aircraft in the airspace above the surface of the Subleased Premises, together with the right to cause in said airspace such noise as may be inherent in the operation of aircraft, now known or hereafter used for navigation of or flight in the air, using said airspace or landing at, taking off from or operating on the Airport.

                  29.5.6 Height Limitations. Subtenant by accepting this Sublease, expressly agrees for itself, its successors and assigns that it will not erect nor permit the growth, construction or maintenance of any tree or structure to a height greater than 35 feet above the existing grade of the Subleased Premises (unless permitted by a specific plan approved by the City of El Cajon, in which case said height limit maybe increased to a height not to exceed 40 feet above the existing grade of the Subleased Premises). In the event the aforesaid covenant is breached, County reserves the right to enter upon the Subleased Premises and to remove the offending structure or object and to cut the offending tree, all of which shall be at the expense of Subtenant. Subtenant shall reimburse County for all costs and expenses incurred, together with 10 percent interest. Sublandlord represents and warrants to Subtenant that the Subleased Premises will be constructed in accordance with the height limitations set forth in the Master Lease.

                  29.5.7 Interference with Aircraft. Subtenant, by accepting this Sublease agrees for itself, its successors and assigns that it will not make use of the Subleased Premises in any manner which might interfere with the landing and taking off of aircraft from the Airport or otherwise constitute an airport hazard. In the event the aforesaid covenant is breached, County reserves the right to enter upon the Subleased Premises and cause the abatement of such interference at the expense of Subtenant.

                  29.5.8 U.S. Supremacy. This Sublease and all the provisions hereof shall be subject to whatever right the United States Government now has or in the future may have or acquire affecting the control, operation, regulation and taking over of said Airport or the exclusive or non-exclusive use of the Airport by the United States during the time of war or national emergency.

                                   ARTICLE 30

                                 Quitclaim Deed

         30.1 Tenant shall execute and deliver to Landlord on the expiration date or earlier termination of this Lease, promptly on Landlord's request, a quitclaim deed to the Premises, in recordable form, designating Landlord as transferee.

                                   ARTICLE 31

                               Hazardous Materials

         31.1     Definitions

                  (a) Hazardous Materials Laws. "Hazardous Materials Laws" means any and all federal, state or local laws, ordinances, rules, decrees, orders, regulations or court decisions relating to hazardous substances, hazardous materials, hazardous waste, toxic substances, environmental conditions on, under or about the Premises, or soil and ground water conditions, including, but not limited to, California Labor Code section 6382, California Health and Safety Code section 25249.5, et seq., any amendments to and any regulations promulgated pursuant to the foregoing, and any similar federal, state or local laws, ordinances, rules, decrees, orders or regulations.

                  (b) Hazardous Materials. "Hazardous Materials" means any chemical, compound, substance or other material, including, without limitation, gasoline, diesel, aviation fuels, lubricating oils, solvents and chemicals, that: (i) is defined as a hazardous substance, hazardous material, hazardous waste or toxic substance under any Hazardous Material Law; (ii) is controlled or governed by any Hazardous Materials Law, or gives rise to any reporting, notice or publication requirements thereunder, or gives rise to any liability, responsibility or duty on the part of Tenant or County with respect to any third person thereunder; or (iii) is a flammable or explosive material, asbestos, radioactive material, nuclear medicine material, drug, vaccine, bacterial, virus, hazardous waste, toxic substance, or related injurious or potentially injurious material (by itself or in combination with other materials).

         31.2     Tenant's Obligations

                  31.2.1 Compliance with Laws. Tenant shall strictly comply with, and shall maintain the Premises in compliance with, all Hazardous Materials Laws. Landlord represents and warrants to Tenant that as of the date hereof, to the best of Landlord's knowledge without investigation, the Premises and the Property are not in violation of any Hazardous Materials Laws. Tenant shall obtain and maintain in full force and effect all permits, licenses and other governmental approvals required for Tenant's operations on the Premises under any Hazardous Materials Laws and shall comply with all terms and conditions thereof. At Landlord's request, Tenant shall deliver copies of, or allow Landlord to inspect, all such permits, licenses and approvals. Tenant shall perform any monitoring, investigation, clean-up, removal, detoxification, preparation of closure or other required plans and any other remedial work (collectively, "Remedial Work") required as a result of any release or discharge of Hazardous Materials affecting the Premises or any violation of Hazardous Materials Laws caused by Tenant or any subtenant of Tenant or their respective agents, contractors, employees, licensees or invitees (but not by Landlord, its agents, contractors, employees, licensees or invitees). Landlord shall have the right to intervene in any governmental action or proceeding involving any Remedial Work, and to approve performance of the work, in order to protect Landlord interests. Tenant shall be solely responsible for paying all fines, damages and penalties imposed by any governmental agency resulting from Tenant's violation of any Hazardous Materials Laws.

                  31.2.2 Compliance with Insurance Requirements. Tenant shall comply with the requirements of Tenant's insurers regarding Hazardous Materials and with such insurers' recommendations based upon prudent industry practices regarding management of Hazardous Materials.

                  31.2.3 Notice; Reporting. Tenant shall notify Landlord in writing immediately after any of the following: (a) Tenant has knowledge, or has reasonable cause to believe, that any Hazardous Material has been released or discharged under or about the Premises, whether or not the Hazardous Material is in quantities that would otherwise be reportable to a public agency; (b) Tenant receives any order of a governmental agency requiring any Remedial Work pursuant to any Hazardous Materials Laws; (c) Tenant receives any warning, notice of inspection, notice of violation or alleged violation, or Tenant receives notice or knowledge of any proceeding, investigation of enforcement action, pursuant to any Hazardous Materials Laws; or (d) Tenant receives notice or knowledge of any claims made or threatened by any third party against Tenant or the Premises relating to any loss or injury resulting from Hazardous Materials. Tenant shall deliver to Landlord copies of all test results, reports and business management plans required to be filed with any government agency pursuant to any Hazardous Materials Laws.

                  31.2.4 Entry and Inspection; Cure. Landlord and its agents, employees and contractors, shall have the right to enter the Premises at all reasonable times to inspect the Premises and Tenant's compliance with the terms and conditions of this Article 31, or to conduct investigations and tests. No prior notice to Tenant shall be required in the event of any emergency, or if Landlord has reasonable cause to believe that violations by Tenant of this
Article 31 have occurred, or if Tenant consents at the time of entry. In all other cases, Landlord shall give at least 24 hours' prior notice to Tenant. Landlord shall have the right, but not the obligation, to remedy any violation by Tenant of the provisions of this Article 31, or to perform any Remedial Work necessitated as a result of any discharge by Tenant of Hazardous Materials on the Premises. Tenant shall pay, upon demand, all costs incurred by Landlord in remedying such violations or performing all Remedial Work necessitated by the acts or omissions of Tenant and/or its agents or employees, plus interest thereon at the rate of 10 percent per annum from the date of demand until the date paid by the Tenant.

                  31.2.5 Termination/Expiration. Upon termination or expiration of this Lease, Tenant shall, at Tenant's cost, remove any equipment, improvements or storage facilities utilized in connection with any Hazardous Materials and shall clean up, detoxify, repair and otherwise restore the Premises to a condition free of Hazardous Materials, to the extent such condition is caused by Tenant or any Subtenant of Tenant or their respective agents, contractors, employees, licensees or invitees.

                  31.2.6 Indemnification. Tenant shall indemnify, protect, defend and hold Landlord (and its employees and agents) harmless from and against any and all claims, costs, expenses, suits, judgments, actions, investigations, proceedings and liabilities arising out of or in connection with any breach of any provision of this Lease directly or indirectly arising out of the use, generation, storage, release, disposal or transportation of Hazardous Materials by Tenant or any subtenant, or their respective agents, contractors, employees, licensees, or invitees upon the Premises (but not by Landlord, its agents, contractors, employees, licensees or invitees), on, under or about the Premises during the term of this Lease, including, but not limited to, all foreseeable and unforeseeable consequential damages and the cost of any Remedial Work. Neither the consent by Landlord to the use, generation, storage, release, disposal or transportation of Hazardous Materials, nor strict compliance with all Hazardous Materials Laws, shall excuse Tenant from Tenant's indemnification obligations pursuant to this Subparagraph 31.2.6. The foregoing indemnity shall be in addition to and not a limitation of the indemnification provisions of
Article 7 of this Lease. Tenant's obligations pursuant to this Subparagraph
31.2.6 shall survive the termination or expiration of the Lease. Upon expiration or termination of the Lease, Tenant's obligations pursuant to this Subparagraph
31.2.6 shall cease upon the provision to Landlord of an environmental assessment report(s) satisfactory to Landlord from an environmental consulting firm acceptable to Landlord; provided, however, that Tenant shall have completed any remediation of the Premises and/or the Property if required by said report or any governmental authority having jurisdiction to regulate environmental aspects of the Premises and/or the Property.

                  31.2.7 Default. The release or discharge of any Hazardous Material or violation of any Hazardous Materials Law by Tenant or any subtenant of Tenant shall be a material default by Tenant under the Lease. In addition to or in lieu of the remedies available under the Lease as a result of such default, Landlord shall have the right, without terminating the Lease, to require Tenant to suspend its operations and activities on the Premises until Landlord is satisfied that appropriate Remedial Work has been or is being adequately performed; Landlord's election of this remedy shall not constitute a waiver of Landlord's right thereafter to declare a default and pursue other remedies set forth in the Lease.

                                   ARTICLE 32

                                 Interpretation

         32.1 Whenever the singular number is used in this Lease, the same shall include the plural, and the masculine gender shall include the feminine and neuter genders, and the word "person" shall include corporation, firm, partnership (limited, general or otherwise), limited liability company, business trust or association, when required by the context.

         32.2 The headings or title to the paragraphs of this Lease are for convenience only and do not in any way define, limit or construe the contents of such paragraphs.

         32.3 This instrument contains all of the agreements and conditions made between the parties with respect to the hiring of the Premises and may not be modified orally or in any other manner other than by a written instrument signed by all the parties to this Lease.

         32.4 The laws of the State of California shall govern the validity, performance and enforcement of this Lease.

         32.5 If any provision of this Lease is determined to be void by any court of competent jurisdiction, such determination shall not affect any other provisions of this Lease and such other provisions shall remain in full force and effect. If any provision of this Lease is capable of two constructions, one which would render the provision void and one which would render the provision valid, the provision shall be interpreted in the manner which would render it valid.

         32.6 Upon written request of Landlord, Tenant agrees to execute any lease amendments not materially altering the terms of this Lease, if required by a Mortgagee incident to the financing of the real property of which the Premises constitute a part unless Tenant acting reasonably and in good faith. objects to such amendment(s) in which case Tenant shall provide such objections in writing to Landlord. A material alteration shall include but not be limited to any change affecting the consideration to be paid by Tenant or modifying the term of this Lease.

         32.7 Except as may otherwise be expressly stated, each payment required to be made by Tenant shall be in addition to and not in substitution for other payments to be made by Tenant.

                                   ARTICLE 33

                                 Time of Essence

         33.1 Time is of the essence in this Lease.

                                   ARTICLE 34

                                  Force Majeure

         34.1 Any prevention, delay or stoppage due to strikes, lockouts, labor disputes, acts of God, inability to obtain labor or materials or reasonable substitutes thereof, governmental restrictions, regulations, or controls, enemy or hostile governmental action, civil commotion, fire or other casualty, and other causes beyond the reasonable control of the party obligated to perform, shall excuse the performance by such party for a period equal to that resulting from such prevention, delay or stoppage, except those obligations of Tenant to make payment for rental and other charges pursuant to the terms of this Lease and the required financial obligations of Landlord with respect to construction of the Building and as otherwise required by the terms of this Lease. Notwithstanding the foregoing, the provisions of this Section
34.1 shall not apply to Article 2 with respect to Landlord's obligations to commence construction on or before a certain date, but shall apply to Article 2 with respect to Landlord's obligations to complete construction on or before a certain date.

                                   ARTICLE 35

                                     Notices

         35.1 All notices to be given by one party to the other under this Lease shall be in writing, mailed or delivered to the other party at the following address:

                  To Landlord:      Gillespie Field Partners, LLC
                                    3838 Camino Del Rio North  Suite 300
                                    San Diego,  California   92108
                                    Attention: Frank J. Sciacca, Manager

                  with copy to:     Harrigan, Ruff, Sbardellati & Moore
                                    101 West Broadway, Suite 1600
                                    San Diego, California 92101
                                    Attention: F. Gregory Pyke, Esq.

         Prior to the Commencement Date:

                  To Tenant:        Sparks Exhibits, Ltd.
                                    2828 Charter Road
                                    Philadelphia, Pennsylvania 19054
                                    Attention: President

                  To Guarantor:     Sparks Exhibits Corp.
                                    2828 Charter Road
                                    Philadelphia, Pennsylvania 19054
                                    Attention: President

                  with copy to:     Luce, Forward, Hamilton & Scripps LLP
                                    600 West Broadway, Suite 2600
                                    San Diego, California 92101
                                    Attention: Jeffrey A. Chine, Esq.

         Any notice to be provided to Tenant hereunder shall also be provided to Guarantor by Landlord.

         Following the Commencement Date:

                  To Tenant:        Sparks Exhibits, Ltd.
                                    2025 Gillespie Way
                                    El Cajon, California  92020
                                    Attention: President

                  To Guarantor:     Sparks Exhibits Corp.
                                    2828 Charter Road
                                    Philadelphia, Pennsylvania  19054
                                    Attention: President

                  with copy to:     Luce, Forward, Hamilton & Scripps LLP
                                    600 West Broadway, Suite 2600
                                    San Diego, California  92101
                                    Attention:  Jeffrey A. Chine, Esq.

         Any notice to be provided to Tenant hereunder shall also be provided to Guarantor by Landlord.

         35.2 Mailed notices shall be sent by United States Postal Service, certified or registered mail, postage prepaid and shall be deemed to have been given on the date of posting in the United States Postal Service.

         35.3 Either party may, with proper notice , at any time designate a different address to which notices shall be sent.

                                   ARTICLE 36

                                     Brokers

         36.1 Tenant represents that it has had no dealings with any real estate broker or agent in connection with the negotiation and/or execution of this Lease except as follows: IPC Commercial Real Estate and Brent Bohlken (Tenant's broker). Landlord shall pay a commission to Tenant's broker pursuant to separate agreement. Tenant shall indemnify and defend Landlord against all liabilities, costs, expenses and charges (including without limitation attorneys' fees and disbursements) arising from any claims that may be made against Landlord by any real estate broker, agent, finder, or other person, alleging to have acted on behalf of Tenant other than as provided in this Article 36.

                                   ARTICLE 37

                                Option To Extend

         37.1 Tenant shall have the option to extend the term of this lease for two (2), two (2) year periods subject to the following provisions:

                  37.1.1 All option(s) to extend the term of this Lease are subject to the timely payment by Tenant, of all of the monetary amounts due to Landlord under and by reason of this Lease. In the event that Tenant defaults in the payment of any monetary sum(s) to Landlord more than three (3) times during the initial term of this Lease, or more than once during the period of any extension of the term thereafter, all option(s) to extend shall automatically terminate thereafter and Landlord shall be under no obligation to permit Tenant to extend the term of this Lease thereafter.

                  37.1.2 Tenant shall exercise each option by delivery of written notice to Landlord not less than One Hundred Eighty (180) days prior to the expiration of the original or extended term of this Lease. If said notice is not delivered within said time period, any remaining option shall terminate.

                  37.1.3 The rent payable by Tenant during the option period shall be 90% of the fair market rent of the Premises at the commencement date of such option period. In no event, however, shall the rent for the option period be less than the rent paid by Tenant during the last year immediately preceding the option being exercised. If Landlord and Tenant cannot agree on the fair market rent of the Premises for the extension period within forty-five (45) days after the Tenant has notified Landlord of Tenant's exercise of the option, Landlord and Tenant shall each select, within thirty (30) days of such notification, an appraiser who must be a qualified MAI appraiser with at least five (5) years experience appraising commercial properties within the geographic area where the Premises is located to determine said fair market rent. If one party fails to so designate an appraiser within the time required, the determination of fair market rent of the one appraiser who has been designated by the other party within the time required shall be binding on both parties. The appraisers shall submit their determinations of fair market rent to both parties within thirty (30) days after their selection. If the difference between the two determinations is ten percent (10%) or less of the higher appraisal, then the average between the determinations shall be the fair market rent of the Premises. If said difference is greater than ten percent (10%), then the two appraisers shall within twenty (20) days of the date the second determination is submitted to the parties designate a third appraiser who must also be a qualified MAI appraiser meeting the same requirements set forth above. The sole responsibility of the third appraiser will be to determine which of the determinations made by the first two appraisers is most accurate. The third appraiser shall have no right to propose a middle ground or any modification of either of the determinations made by the first two appraisers. The third appraiser's choice shall be submitted to the parties within thirty (30) days after his or her selection. Such determination shall bind both of the parties and shall establish the fair market rent of the Premises. Each party shall pay equal shares of the fees and expenses of the third appraiser. Fair market rent for the purposes of this Lease shall mean the then prevailing rent for Premises comparable in size to the demised Premises, leased on terms comparable to the terms contained in this Lease. It is the intent of the parties that the basis for determining comparables at the time of the renewal would include the then value of any and all improvements which were installed in the Premises, irrespective of which party paid for such improvements.

                                   ARTICLE 38

               First Right of Negotiation on Expansion Development

         38.1 Landlord hereby grants to Tenant the first right to negotiate (the "First Right of Negotiation") with Landlord to lease expansion space with respect to additional buildings and/or improvements to be constructed by Landlord on Lot 13 which is located contiguous to the Premises and/or certain other buildings and/or improvements which Landlord may select to offer to Tenant to be constructed from time to time at the Gillespie Field Business Park, of which the Premises is a part. Tenant understands, acknowledges and agrees that while individual principals of Landlord may have direct and/or indirect interests in part or all of the real property which comprises the Gillespie Field Business Park, Landlord presently has an interest in only the Premises, Lot 13 adjacent thereto (as mentioned above) and Lots 1 and 2 of the Lot 15 Resubdivision of Cuyamaca West Unit No. 2 (collectively, the "Additional Landlord Lots") and the First Right of Negotiation set forth herein pertains only to Lot 13 and the Additional Landlord Lots (if selected by Landlord to be offered to Tenant) and there is no obligation on the part of Landlord and/or its principals or affiliates to make any real property other than Lot 13 and the Landlord Lots (if selected by Landlord to be offered to Tenant) available to Tenant.

         38.2 The First Right of Negotiation set forth in this Article 38 shall apply during the term of this Lease, as same may be extended from time to time by any extensions of the term, provided that the First Right of Negotiation is subject to the timely payment by Tenant, of all of the monetary amounts due to Landlord under and by reason of this Lease. In the event that Tenant defaults in the payment of any monetary sum(s) to Landlord more than three (3) times during the initial term of this Lease, or more than once during the period of any extension of the term thereafter, the First Right of Negotiation set forth in this Article 38 shall automatically terminate thereafter and Landlord shall be under no obligation to offer Lot 13 or the Additional Landlord Lots to Tenant.

         38.3 Landlord shall notify Tenant in writing in the form and manner for the transmittal of notices provided elsewhere in this Lease at such time as Landlord has buildings and/or improvements available for lease with respect to Lot 13 and with respect to Landlord-selected buildings and/or improvements on the Additional Landlord Lots. If Landlord and Tenant are unable to agree upon all terms and provisions of a lease of such buildings and improvements within 30 calendar days of Tenant's receipt of such written notification, then Landlord shall be free to offer to lease such buildings and improvements to other parties and Tenant shall have waived all of its rights with respect to the First Right of Negotiation with respect to such buildings and improvements as to which Tenant shall have received such written notification and Landlord and Tenant shall have no further responsibility or obligation to one another with respect to such buildings and improvements. Tenant agrees to execute all appropriate documentation that Landlord may deem necessary in order to release, remise and forever quitclaim Tenant's rights under this Article 38, or with respect to specific buildings and improvements.

                                   ARTICLE 39

                          Rent Abatement and Reduction

         39.1 In consideration of the terms and conditions of the Lease agreed to by the Tenant, Landlord agrees to the following modifications to the Base Monthly Rental during the first year of the Lease:

                  39.1.2 The Base Monthly Rental for months one (1) through three (3) of the initial year of the Lease shall be Thirty Thousand Seven Hundred and Eighty-two Dollars ($30,782) per month.

                  39.1.3 The Base Monthly Rental for months four (4) through twelve (12) of the initial year of the Lease shall be abated. The Base Monthly Rental commencing with month thirteen (13) of the Lease term and continuing throughout the remainder of the initial 84 months of the Lease term shall be the full Base Monthly Rental set forth in Section 3.1 of the Lease.

                  39.1.4 The Tenant shall, at all times, be responsible for payment of the full estimated common area expenses provided for elsewhere herein, including during the periods of reduced and abated Base Monthly Rental.

         IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease as of the day and year set forth at the beginning hereof.

LANDLORD:                                    TENANT:

GILLESPIE FIELD PARTNERS, LLC,               SPARKS EXHIBITS, LTD.,
a California limited liability company       a California corporation


By:   /s/ Frank J. Sciacca                   By:
      ----------------------------                 ----------------------------
      Frank J. Sciacca, Manager                    [Signature]


                                                   CEO Sparks Exhibits Corp.
                                                   ----------------------------
                                                   [Print Name and Title]



                                             By:
                                                   ----------------------------
                                                   [Signature]


                                                   Secretary
                                                   ----------------------------
                                                   [Print Name and Title]

                          CONTINUING GUARANTY OF LEASE

       In connection with the execution of that certain Lease Agreement-Net. Dated the same date as this guaranty between Gillespie Field Partners, LCC, a California limited liability company, as Landlord, and Sparks Exhibits, LTD., a California corporation, as Tenant (the "Lease") the undersigned agree as follows:

       1. Guaranty. Guarantor hereby unconditionally guarantees the full, prompt and complete payment by Tenant, its successors and assigns, of all rental and all other sums to become due to Landlord under the Lease in the manner and at the times specified in the Lease, and the full performance by Tenant, its successors and assigns, of its obligations under the Lease.

       2. Liability of Guarantor. The obligations of Guarantor are not limited to any particular period of time but shall be an absolute continuing and unlimited guaranty of payment and performance. This guaranty shall continue until all indebtedness and obligations of Tenant to Landlord arising under and by reason of the Lease, have been fully and completely paid or otherwise released, discharged or forgiven by Landlord, and Guarantor shall not be released of any obligation or liability so long as there is any claim of Landlord against Tenant arising out of the Lease. The absolute and unconditional liability of Guarantor shall not be limited or affected by the release or discharge of Tenant or the impairment, limitation or modification of the liability of Tenant or the estate of Tenant in bankruptcy, or of any remedy for the enforcement of Tenant's liability under the Lease resulting from the operation of any provisions of the federal bankruptcy laws, state insolvency laws or other statues or juridical decisions.

       3. Independent Liability of Guarantor. Guarantor agrees that Guarantor may be joined In any legal action against Tenant arising out of or connected with the obligations of Tenant under the Lease and recovery may be had against Guarantor in any such action, or Landlord may proceed against the Guarantor simultaneously with Tenant to enforce the obligations of guarantor under this guaranty without first asserting, prosecuting or exhausting any remedy or claim or taking any other actions whatsoever solely against Tenant or its successors or assigns.

       4. Changes in Lease. Guarantor authorizes Landlord without notice or demand or consent of Guarantor and without in any way releasing or discharging, exonerating or otherwise affecting their liability or the enforcement of this guaranty from time to time: (i) extend the time for performance or otherwise modify, alter or change the Lease and any and all of its provisions and may extend the time for payment of the rent and all other sums to become due under the Lease; (ii) permit or consent to such subletting by Tenant of all or any part of the Premises, or Tenant's interest under the Lease, as Landlord in its sole discretion shall decide; (iii) take and hold security from Tenant or others for the payment of this guaranty or the indebtedness guaranteed and exchange, enforce, waive or release all or any portion of such security; and (iv) apply such security and direct the order of manner of sale thereof as Landlord in its sole discretion may determine, without accounting to Guarantor.


       5. Guarantor's Waiver. Guarantor expressly waives the following:

                 5.1.1 all rights to require Landlord to first proceed solely against Tenant or to separately pursue any other remedy in law or in equity with respect to the obligations of Tenant and Guarantor to landlord;

                 5.1.2 all rights to require Landlord to proceed against or exhaust any security given to Landlord by Tenant or Guarantor for the performance of Tenant's obligations under the Lease, whether such security exists now or is acquired by Landlord, and whether known or unknown to Guarantor;

                 5.1.3 all presentments, demands for performance, notice of nonperformance, protests, notices of protests, notices of dishonor, notices of acceptance of this guaranty, and all notices of any further advances or extensions of credit by Landlord to Tenant or the creation of any other indebtedness or liability of Tenant to Landlord.

       6.   General.
            -------

                 6.1 Attorney's Fees and Costs. If either party institutes or is made a party to any action or proceeding to enforce or interpret the Lease or this guaranty, the prevailing party in such action or proceeding shall be entitled to recover all costs and attorneys' fees incurred in connection with such action or proceeding or any appeal or enforcement of such action or proceeding.

                 6.2 Government Law, Jurisdiction and Severability. This guaranty is entered into and requires performance at San Diego, California. The validity, interpretation, enforcement or performance of this guaranty shall be governed by and construed in accordance with the laws of the State of California as applied to contracts made and t be performed entirely in the State of California. All proceedings, whether juridical or nonjudicial, with respect to this guaranty shall be commenced only in the State of California and venue for such proceedings shall only be in the San Diego Judicial District, County of San Diego, State of California. If any provision of this guaranty is invalid or contravenes California law, such provision shall be deemed not to be a part of this guaranty and shall not affect the validity or enforceability of the remaining provisions.

                 6.3 Waiver. Any waiver by Landlord of any breech or default of any one or more of the terms or covenants or conditions of the Lease or this guaranty shall not be a waiver of any subsequent or other breach or default of the dame or any other term, covenant or condition of the Lease or this guaranty. Any such waiver or any failure of Landlord to require or exact full and complete compliance with any of the terms or covenants of the Lease or this guaranty shall not be construed as changing the terms thereof and shall not release, discharge, limit or otherwise affect Guarantor's obligations under this guaranty. This guaranty and the obligations of Guarantor shall not be changed or altered in any way whatsoever other than by written agreement of Landlord and Guarantor.

                 6.4 Notice. All notices , requests, demands and other communications under this guaranty shall be in writing and shall be deemed to have been duly given on the date of service, if personally served on Guarantor, or seventy-two (72) hours after mailing, if mailed to Guarantor by first-class mail, postage prepaid, and properly addressed to Guarantor at Guarantor's address set forth in the signature page of this guaranty, or any other address as the Guarantor may designate by written notice to Landlord.

                 6.5 Successors and Assigns. This guaranty shall inure to the benefit of and be binding upon the parties and their legal representatives, successors and assigns.

                 6.6 Financial Statements. Guarantor hereby represents and warrants that the most recent financial statements of Guarantor heretofore delivered to Landlord are true and correct in all respects, fairly present the financial condition of Guarantor as of the date hereof and for the period covered thereby, and no material adverse change has occurred I the financial condition or prospects of Guarantor since the date thereof. Guarantor hereby agrees to deliver to Landlord confidential abbreviated financial statements of Guarantor upon reasonable notice and as reasonably requested by Landlord. Each such financial statement shall be certified by Guarantor as true and correct in all respects.

                 6.7 Authority of Tenant. Landlord need not inquire into the power of Tenant or the authority of its officers or agents acting or purporting to act on its behalf.

            Executed this 29th day of June, 1998 at Philadelphia, Pennsylvania.

       Guarantor:
       Sparks Exhibits Corp., a Pennsylvania corporation
       By:  /c/ Robert B. Ginsburg, CEO