Form 10-Q
period 1998-09-30
MARLTON TECHNOLOGIES INC
filed 1998-11-06
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
              ---------------------------------------------------
               (Exact name of issuer as specified in its charter)


                      New Jersey                      22-1825970
              ---------------------------------------------------
             (State or other jurisdiction of        (IRS Employer
             incorporation or organization)      Identification No.)

                          2828 Charter Road, Suite 101.
             Philadelphia, PA                              19154
              ---------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

              Issuer's telephone number            (215) 676-6900
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

                    Yes         X               No
                        -------------------        -----------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

              Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes           No
          ----------     -----------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,195,405

            Transitional Small Business Disclosure Form (check one):
Yes            No      X
   -----------    ------------

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                                                    (Unaudited)
                                                                        September 30,           December 31,
                                            ASSETS                          1998                    1997
                                                                        ------------            ------------
Current:
   Cash and cash equivalents                                            $  1,767,180            $  7,115,100
   Accounts receivable, net of allowance
     of $404,000 and $266,000, respectively                               18,179,583              10,444,298
   Inventory                                                               8,654,642              10,073,491
   Prepaids and other current assets                                       2,657,481               1,337,497
   Deferred income taxes                                                     752,000                 965,000
                                                                        ------------            ------------
          Total current assets                                            32,010,886              29,935,386

Investment in affiliates                                                   2,020,138                  25,000
Property and equipment, net of accumulated
     depreciation and amortization of $4,077,720
     and $3,976,745, respectively                                          3,332,778               2,268,994
Rental assets, net of accumulated amortization
     of $1,735,903 and $1,348,279, respectively                            1,288,806                 901,651
Goodwill, net of accumulated amortization of $1,400,855
     and $871,546, respectively                                           19,644,283              19,763,768
Deferred income taxes                                                        273,870                 616,870
Other assets, net of accumulated amortization of
     $1,103,126 and $1,112,601, respectively                                 574,627                 601,586
                                                                        ------------            ------------
          Total assets                                                  $ 59,145,388            $ 54,113,255
                                                                        ============            ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and credit
     facility due to bank                                               $  4,461,646            $  1,386,117
   Accounts payable                                                        7,246,358               4,294,971
   Accrued expenses and other                                              9,133,559              12,235,351
                                                                        ------------            ------------
          Total current liabilities                                       20,841,563              17,916,439

Long-term debt, net of current portion                                    11,443,355              12,243,312
                                                                        ------------            ------------
          Total liabilities                                               32,284,918              30,159,751
                                                                        ------------            ------------

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
     10,000,000; no shares issued or outstanding                                --                      --
   Common stock, $.10 par - shares authorized
     50,000,000; 7,195,405 and 6,889,444 issued, respectively                719,540                 688,944
   Additional paid-in capital                                             30,079,584              29,169,410
   Accumulated deficit                                                    (3,826,977)             (5,793,173)
                                                                        ------------            ------------
                                                                          26,972,147              24,065,181
   Less cost of 5,000 treasury shares                                        111,677                 111,677
                                                                        ------------            ------------
          Total stockholders' equity                                      26,860,470              23,953,504
                                                                        ------------            ------------
          Total liabilities and stockholders' equity                    $ 59,145,388            $ 54,113,255
                                                                        ============            ============

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                   (UNAUDITED)


                                              Common Stock          Additional                                    Total
                                          Shares       Issued        Paid-in     Accumulated      Treasury     Shareholder's
                                          Issued        Amount       Capital       Deficit         Amount         Equity

Balance, January 1, 1998                 6,889,444   $   688,944   $29,169,410   $(5,793,173)   $  (111,677)   $23,953,504

Additional shares issued:
     Under compensation arrangements       263,570        26,357       665,070          --             --          691,427
     Acquisitions                           42,391         4,239       245,104          --             --          249,343
Net income for the nine month period          --            --            --       1,966,196           --        1,966,196
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 1998              7,195,405   $   719,540   $30,079,584   $(3,826,977)   $  (111,677)   $26,860,470
                                       ===========   ===========   ===========   ===========    ===========    ===========






                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the nine months ended                       For the three months ended
                                                          September 30,                                   September 30,
                                                   1998                1997                         1998                 1997
                                               ------------        ------------                 ------------        ------------
Net sales                                      $ 68,725,833        $ 36,037,550                 $ 24,358,068        $ 12,014,451
Cost of sales                                    52,714,575          25,793,688                   19,392,604           8,584,539
                                               ------------        ------------                 ------------        ------------
      Gross profit                               16,011,258          10,243,862                    4,965,464           3,429,912
                                               ------------        ------------                 ------------        ------------

Expenses:
     Selling                                      7,324,773           5,789,634                    2,295,099           2,060,880
     Administrative and general                   4,947,546           2,776,851                    1,512,396             962,107
                                               ------------        ------------                 ------------        ------------
                                                 12,272,319           8,566,485                    3,807,495           3,022,987
                                               ------------        ------------                 ------------        ------------
      Operating profit                            3,738,939           1,677,377                    1,157,969             406,925
                                               ------------        ------------                 ------------        ------------

Other income (expense):
     Interest income                                194,876             226,832                       36,697             102,958
     Interest (expense)                            (752,062)            (30,157)                    (285,308)             (1,786)
     Other income (expense)                          90,442             (43,003)                     101,563             (27,924)
                                               ------------        ------------                 ------------        ------------
                                                   (466,743)            153,672                     (147,048)            129,096
                                               ------------        ------------                 ------------        ------------
Income before provision for income taxes          3,272,196           1,831,049                    1,010,921             536,021

Provision for income taxes (Note 3)               1,306,000             724,000                      404,000             214,000
                                               ------------        ------------                 ------------        ------------

Net income                                     $  1,966,196        $  1,107,049                 $    606,921        $    322,021
                                               ============        ============                 ============        ============


Income per common share (Note 4):
     Basic                                     $        .27        $        .23                 $        .08        $        .07
     Diluted                                   $        .25        $        .19                 $        .08        $        .06



                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                           Nine months ended
                                                                                              September 30,
                                                                                        1998               1997
                                                                                    -----------        -----------
Cash flows provided by operating activities:
     Net income                                                                     $ 1,966,196        $ 1,107,049
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                                               1,470,934          1,250,209
          Decrease in deferred tax asset                                                556,000            399,000
          Other operating items                                                          (8,681)           (20,580)
     Change in assets and liabilities; net of assets and liabilities
          acquired from Steele Productions                                           (8,512,264)         1,034,568
                                                                                    -----------        -----------
                  Net cash provided by (used in) operating activities                (4,527,815)         3,811,406
                                                                                    -----------        -----------


Cash flows (expended through) investing activities:
     Acquisition of Steele Productions                                                 (394,614)              --
     Capital expenditures                                                            (1,870,925)          (913,213)
     Minority investment in ADSI and Abex Europe                                       (679,646)              --
     Other intangible assets                                                           (462,082)              --
                                                                                    -----------        -----------
                 Net cash (expended through) investing activities                    (3,407,267)          (913,213)
                                                                                    -----------        -----------

Cash flows provided by (expended through) financing activities:
     Proceeds from bank, credit facility                                              7,288,000               --
     Repayments to bank, credit facility                                             (4,606,000)              --
     Issuance of common stock                                                           691,427            399,344
     Principal payments on long-term debt                                              (786,265)          (969,903)
                                                                                    -----------        -----------
                 Net cash provided by (expended through) financing activities         2,587,162           (570,559)
                                                                                    -----------        -----------

Increase (decrease) in cash and cash equivalents                                     (5,347,920)         2,327,674
Cash and cash equivalents - beginning of period                                       7,115,100          3,300,010
                                                                                    -----------        -----------
Cash and cash equivalents - end of period                                           $ 1,767,180        $ 5,627,644
                                                                                    ===========        ===========

Supplemental cash flow information:
     Cash paid for interest                                                         $   498,615        $    30,157
                                                                                    ===========        ===========
     Cash paid for income taxes                                                     $   435,925        $    38,500
                                                                                    ===========        ===========
Non-cash financing and investing activities:
     Issuance of common stock in connection with Steele acquisition                 $   249,343               --
     Issuance of note in connection with Steele acquisiton                          $   197,307               --
     Conversion of EDSI note receivable and other advances as part of the
           minority investment in ADSI                                              ($1,343,317)              --


                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF ACCOUNTING POLICIES:

         Basis of Presentation:
         ----------------------

         The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of September 30, 1998 and the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997, respectively. The December 31, 1997 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the September 30, 1998 consolidated balance sheet.

         Activity included in the consolidated statement of operations consists primarily of the design, manufacture, sale and servicing of custom and portable trade show exhibits and the manufacturing of museum exhibits, themed interiors, theme park attractions, store fixtures and point of purchase displays.

         Acquisitions:
         -------------

         Abex Europe Ltd.

         On August 1, 1998 the Company paid $500,000 for a 20% equity interest in Abex Europe, Ltd. ("Abex Europe"), a newly-formed United Kingdom corporation organized to market, assemble and distribute portable/modular exhibit products and graphics throughout the United Kingdom and Europe.

         Academyexpo, ("Academy") a London-based distributor of portable/ modular exhibit products, contributed net assets of $1,225,000 for its 49% interest in Abex Europe; Abex Display Systems, Inc. ("ADSI") contributed net assets of $500,000 for its 20% equity interest in Abex Europe; and Abex Display AG ("AG"), a Swiss-based distributor of portable/modular exhibit products, contributed net assets of $275,000 for its 11% interest in Abex Europe.

         The Company's investment in Abex Europe has been accounted for using the equity method, recognizing its pro-rata portion of Abex Europe's operating results as a component of Other income. There was no profit or loss recognized by the Company for the two month period ended September 30, 1998, due to Abex Europe's marginal operating results.

         DMS Store Fixtures Corp.

         On December 31, 1997, the Company, through its newly-formed, wholly-owned subsidiary DMS Store Fixtures Corp. ("DMS"), acquired the assets and liabilities of DMS Store Fixtures L.P. ("LP"), a supplier of custom store fixtures and displays to national retailers, department stores and consumer product manufacturers. The acquired assets and liabilities of LP were recorded at their estimated fair value with the excess purchase price and related costs of acquisition recorded as goodwill at December 31, 1997. During the first nine months of 1998, the Company recognized as an additional charge to cost of sales, approximately $300,000 of the inventory write-up to fair market value.

          The following table summarizes the unaudited consolidated pro forma information for the Company for the three and nine month periods ended September 30, 1997 assuming the acquisition occurred at the beginning of 1997, along with the Company's actual results of operations for the three and nine month periods ended September 30, 1998 (in thousands except per share data).

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  ACTUAL - September 30, 1998                  PRO FORMA - September 30, 1997
                                  ---------------------------                  ------------------------------
                             Three months ended  Nine months ended          Three months ended  Nine months ended
Net sales                          $24,358           $68,726                      $24,200           $61,666

Operating profit                     1,158             3,739                        1,637             3,829

Net income                         $   607           $ 1,966                      $   951           $ 2,026

Weighted average
 of common shares:
     Basic                           7,185             7,153                        7,007             7,002
     Diluted                         8,036             8,016                        8,089             7,946

Net income per
 common shares:
     Basic                         $   .08           $   .27                      $   .14           $   .29
     Diluted                       $   .08           $   .25                      $   .12           $   .25

          The pro forma consolidated results of operations for the three and nine month periods ended September 30, 1997 include adjustments to give effect to amortization for goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations which would have occurred had the purchase been made at the beginning of 1997.

          Abex Display Systems, Inc. ("ADSI")

          Effective February 1, 1998, the Company forgave approximately $1.12 million of EDSI's inter-company debt, exchanged its 51% majority interest in Expose' Display Systems, Inc. ("EDSI"), and paid approximately $180,000 in cash, for a 25% interest in ADSI. The Company's investment in ADSI has been accounted for using the equity method. Accordingly, the Company did not consolidate EDSI's revenues and expenses within its operating results subsequent to January 31, 1998. For the eight-months ended September 30, 1998, the Company included $24,175 as a component of Other income, representing its pro-rata share of ADSI's net income for that period.

          Sparks Scenic Ltd.

            On April 1, 1998, the Company acquired 100% of the stock of Rusty Hinges, Inc. d/b/a Steele Productions ("Steele") located in the San Francisco, California area. Steele produces exhibit properties for industrial and corporate theater events throughout the United States.

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

Per Share Data
--------------

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Recently Issued Accounting Standards
------------------------------------

          Effective January 1, 1998 the Company was required to adopt the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For the quarter and nine months ended September 30, 1998 the Company had no items of other comprehensive income.

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting segment results based on the way management organizes segments within the enterprise for making operating decisions and assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. The Company will adopt SFAS No. 131 in the fourth quarter of 1998. Under the management approach described in SFAS No. 131, the Company will report as one industry segment.

2.        INVENTORY:

          Inventory, as of the respective dates, consists of the following:

                                  September 30, 1998         December 31, 1997

          Raw materials               $   475,379                $   819,273
          Work in process               5,045,486                  6,763,508
          Finished goods                3,133,777                  2,490,710
                                      -----------                -----------
                                      $ 8,654,642                $10,073,491
                                      ===========                ===========

3.        INCOME TAXES:

        The components of the provision for income taxes for the respective nine month periods ended September 30, were as follows:


                                             1998                     1997
                                             ----                     ----
                 Currently payable :
                      Federal            $   500,000                 $145,000
                      State                  250,000                  180,000
                                         -----------                 --------
                                             750,000                  325,000

                 Deferred:                   556,000                  399,000
                                         -----------                 --------
                      Federal            $ 1,306,000                 $724,000
                                         ===========                 ========
4.       NET INCOME PER COMMON SHARE:

         Income per share amounts have been restated in accordance with SFAS 128, "Earnings Per Share." This restatement did not result in a material change between diluted per common share amounts and previously reported primary per common share amounts.

         The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                                      Three months ended               Nine months ended
                                                                         September 30,                    September 30,
                                                                    1998             1997             1998             1997
                                                                   ------           ------           ------           ------

              Net income                                           $  607           $  322           $1,966           $1,107
                                                                   ======           ======           ======           ======

              Weighted average common shares
              outstanding used to compute basic net
              income per common share                               7,195            4,757            7,208            4,752


              Additional common shares to be issued
              assuming exercise of stock options, net of
              shares assumed reacquired                               851            1,082              817              944
                                                                   ------           ------           ------           ------


              Total shares used to compute diluted net
              income per common share                               8,046            5,839            8,025            5,696
                                                                   ======           ======           ======           ======

              Basic net income per share                           $  .08           $  .07           $  .27           $  .23
                                                                   ======           ======           ======           ======
              Diluted net income per share                         $  .08           $  .06           $  .25           $   19
                                                                   ======           ======           ======           ======

Options to purchase 265,833 shares of common stock at prices ranging from $5.00 per share to $7.00 per share were outstanding at September 30, 1998, but were not included in the computation of diluted income per common share because the option exercise price was greater than the average market price of the common shares during the first nine months of 1998.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL OVERVIEW
----------------

The Company's businesses include the custom design, manufacture and sale of sophisticated trade show exhibits, displays, signage and graphics for clients in industry, government, consumer electronics, athletic goods, healthcare, telecommunications and other specialized fields. Through its wholly-owned subsidiary, Piper Productions, Inc. ("Piper") of Orlando, Florida, the Company produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects.

The Company, through DMS Store Fixtures Corp., acquired the business of DMS Store Fixtures L.P. on December 31, 1997, a supplier of custom-made store fixtures and displays to national retailers, department stores and consumer product manufacturers. During 1997, DMS generated over $30 million of revenues from a well-established customer base for which cross-marketing opportunities exist to other business groups of the Company.

The Company expanded its business opportunities in corporate and industrial theater events through the April 1, 1998 acquisition of Steele Productions ("Steele"), renamed Sparks Scenic Ltd. ("Scenic"), in the San Francisco Bay area. (See Note 1 of the consolidated financial statements.)

During the third quarter of 1998, the Company expanded its scope of influence in the United Kingdom and European marketplaces through a 20% equity investment in Abex Europe Ltd. ("Abex Europe"), a producer of customized graphics and an assembler and distributor of Abex Display Systems, Inc. ("ADSI") products. This investment should assist the Company to expand its international presence and benefit ADSI, which is 25% owned by the Company, through increased sales of ADSI products internationally.

Management's aggressive growth plan from the August 1990 acquisition of Sparks Exhibits Corp. ("Sparks"), the December 31, 1997 acquisition of the business of DMS, the April 1, 1998 acquisition of Steele and the August 1998 investment in Abex Europe has resulted in the dramatic expansion of the Company's client base, the development of new business groups for expansion of its products and services, and the extension into major geographic markets, both in the United States and internationally. Management believes the acquisitions and the continuing development of the new business groups should position the Company to increase its revenue base and move toward its goal of becoming a leading dimensional marketing company through the continued offering of expanded products and services to a larger customer network.


RESULTS OF OPERATIONS
---------------------

         Three months ended September 30, 1998 as compared with three months ended September 30, 1997

Sales
-----

         Total Company revenues for the three months ended September 30, 1998 as compared with the same period during 1997 more than doubled, to $24.4 million from $12.0 million. Approximately eighty percent of the overall sales increase during the third quarter of 1998, as compared with the third quarter of 1997, was due to revenues generated by the December 31, 1997 acquisition of DMS Store Fixtures Corp., which is included as a component of the Permanent and scenic displays revenue source. Sales generated by EDSI during the three month period ended September 30, 1997 approximated $1.1 million. Due to the February 1, 1998 acquisition of a 25% interest in ADSI (see Note 1 to the consolidated financial statements), EDSI sales volume is not included as a component of the Company's reported revenues during the three month period ended September 30, 1998.

                                             Three months ended September 30,
                                                    (in thousands)
        Revenue sources                       1998        1997    % increase
        ---------------                       ----        ----    ----------
        EDSI                                    -        1,105         -
                                              8,759      8,385          4%
        Permanent and scenic displays
                                             15,599      2,524        518%
                                           --------   --------        ----
                       Total revenues      $ 24,358   $ 12,014        103%
                                           --------   --------        ----


         Trade show exhibits experienced a 4 percent sales increase during the third quarter of 1998 as compared with the related quarter during 1997, historically the slowest quarter of the year for trade show exhibit businesses.

         Permanent and scenic displays, comprised of DMS, Museum/productions, Piper and newly-acquired Steele, experienced as $13.1 million increase in third quarter 1998 revenues as compared with third quarter 1997 revenues. Exclusive of the sales generated by the December 31, 1997-acquired DMS, the remaining revenue sources doubled their third quarter 1998 sales as compared with their sales during the third quarter of 1997. This significant increase was predominately due to Piper expanding its scope of services in themed environment projects during the third quarter of 1998. Museum/productions increase during the third quarter of 1998 reflects their participation into the larger permanent exhibit marketplace, providing significant manufacturing work during the historically-slower trade show exhibit period of July, August and September.

         Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998. Subsequent to that exchange, the Company recorded its pro-rata equity interest in ADSI's net profits or losses using the equity method of accounting. Accordingly, sales and related cost are no longer recorded from EDSI's operations in the Company's consolidated statement of operations. (See Note 1 to the consolidated financial statements.)

Operating Profits
-----------------

         Operating profits almost tripled, from approximately $407,000 to $1,158,000 for the comparative third quarters of 1997 and 1998, respectively. This increase in 1998 operating profits occurred despite a significant 8.3% decrease in the gross profit margin, as a percentage of sales, during the third quarter of 1998 as compared with the third quarter of 1997. This decrease is predominantly due to lower gross profit margins on sales generated by the December 31, 1997 acquired DMS business, whose gross profit margins, as a percentage of sales, are similar to Museum/productions, Piper and the April 1, 1998 acquired Steele. Historically, third quarter revenues are lower from trade-show related clients due to the seasonality of the trade-show schedule. Accordingly, a larger percentage of third quarter revenues were generated by Permanent and scenic displays. Additionally, the Company experienced a lower gross profit margin on a specific museum project during the third quarter of 1998 which was bid at a lower gross profit margin due to its large size and the competitive environment surrounding the project. Also having a negative impact on the gross profit margin achieved in Permanent and scenic displays, as a percentage of sales, was the completion of certain themed-environment projects during the third quarter of 1998 by the Company's Orlando-based, Piper. In an effort to expand its opportunities in themed-environment projects, Piper made investments in specialized production and installation techniques on these particular projects, which negatively impacted their gross profit margins. Accordingly, the higher sales generated by newly-acquired Permanent and scenic display companies (DMS & Steele) and lower margins achieved on certain Piper & Museum/production projects, in combination, negatively impacted the Company's overall gross profit margins, as a percentage of sales, during the third quarter of 1998 as compared with the third quarter of 1997. While Permanent and scenic displays achieved lower gross profit margins, the revenues they generated significantly contributed to the absorption of fixed overhead, selling, and general and administrative costs. Accordingly, the lower gross profit margin percentage was more than offset by 9.5% lower selling and general/administrative costs, as a percentage of sales, during the third quarter of 1998 as compared with the third quarter of 1997.

Other Income/(Expense)
----------------------

         Other expenses increased $276,000 during the third quarter of 1998 as compared with third quarter 1997 due to the interest expense attributed to the $13.5 million term debt associated with the December 31, 1997 acquisition of the DMS business, and interest expense attributable to the Company's third quarter 1998 utilization of its credit facility from a bank.

Income Taxes
------------

         The provision for income taxes, as a percentage of income before income taxes, remained consistent, at 40%, for the third quarter of 1998 and 1997.

Net Income

         Net income increased to $606,921 ($.08 per diluted share) during the third quarter of 1998 from $322,021 ($.06 per diluted share) during the third quarter of 1997, an 88% increase. This increase is attributed to the higher sales levels and related operating profits generated during the third quarter of 1998.


BACKLOG
-------

         The Company's manufacturing backlog of orders as of September 30, 1998 was approximately $23.0 million as compared with $15.0 million as of September 30, 1997. Of the $8.0 million backlog increase, the majority is attritributable to DMS which was acquired in December 31, 1997.

Nine months ended September 30, 1998 as compared with nine month ended September 30, 1997

Sales
-----

         Total Company revenues for the nine months ended September 30, 1998, as compared with the same period during 1997, increased by 91% to $68.7 million from $36.0 million. Approximately seventy percent of the overall sales increase during 1998 was due to revenues generated by the December 31, 1997 acquired of DMS which is included as part of the Permanent and scenic displays. Trade show exhibits generated the remainder of the overall $32.7 million increase in revenues for the nine month period ended September 30, 1998 as compared with the same period during 1997. Sales generated by EDSI amounted to $3.6 million during the nine month period ended September 30, 1997 as compared with only $.4 million during the same periods in 1998, due to the Company's acquisition of a minority interest in ADSI as of February 1, 1998 (see Note 1 of the consolidated financial statements).

                                           Nine months ended September 30,
                                                   (in thousands)
                                                                   % increase
        Revenue sources                    1998          1997      (decrease)
                                         -------       -------     ----------
        EDSI                             $   400       $ 3,618        (89%)
        Trade show exhibits               32,471        25,008         30%
        Permanent and scenic displays     35,895         7,412        385%
                                         -------       -------       -----
                       Total revenues    $68,726       $36,038         91%
                                         =======       =======       =====

         Trade show exhibits experienced a $7.4 million sales increase during the first nine months of 1998 as compared with the related period during 1997. This 30% increase in Trade show exhibits sales reflects the Company's continuing program of client expansion.

         Permanent and scenic displays, comprised of DMS, Museum/productions, Piper and Steele, experienced a $28.5 million increase in the first nine months of 1998 revenues as compared with the first nine months of 1997 revenues. Exclusive of the sales generated by the December 31, 1997 acquired DMS, Museum/production, Piper and Steele experienced revenue increases of $6.5 million during the first nine months of 1998 as compared with the same period during 1997. This combined 13% increase was primarily due to a large museum project and Piper's continuing expansion into themed-environment projects.

Operating Profits
-----------------

         Operating profits increased approximately 125% from approximately $1.68 million to $3.74 million for the comparative first nine months of 1997 and 1998, respectively. This increase in 1998 operating profits occurred despite a 5.1% decrease in the gross profit margin, as a percentage of sales, during the first nine months of 1998 as compared with the gross profit margin achieved during the first nine months of 1997. This expected decrease is predominantly due to the lower gross profit margins on sales generated by the newly-acquired DMS and Steele, whose gross margins are similar to Museum/productions and Piper, which historically achieve lower gross profit margins, as a percentage of sales, than those historically achieved by Trade show exhibits. However, the revenues generated by Permanent and scenic displays provides operating efficiencies in all of the Company's manufacturing facilities, as well as absorbing fixed overhead, selling, and general and administrative costs. The lower gross profit margin percentage, recorded by the Company during the first nine month of 1998, was more than offset by a 5.9% reduction in selling and general/administrative costs, as a percentage of sales, during the first nine months of 1998 when compared with the first nine months of 1997.

Other Income/(Expense)
----------------------

         Other expenses increased $620,000 during the first nine months of 1998 as compared with the first nine months of 1997 due to interest expense attributable to the $13.5 million term debt associated with the December 31, 1997 acquisition of DMS and the Company's third quarter 1998 utilization of its credit facility from a bank.

Income Taxes
------------

         The provision of income taxes as a percentage of income before income taxes, remained relatively consistent for the first nine months of 1998 and 1997, at 40% and 39.5% respectively.

Net Income
----------

         Net income increased to $1,966,196 ($.25 per diluted share) during the first nine months of 1998 from $1,107,049 ($.19 per diluted share) during the first nine months of 1997, a 78% increase. This increase is attributed to the higher sales levels and related operating profits generated during the first nine months of 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the initial nine months of 1998, the Company's cash reserves decreased by approximately $5.3 million. This decrease was primarily due to the net increase in inventory and trade receivables as a result of the higher sales levels achieved during the first nine months of 1998 and the increase in prepaid expenses and other current assets, primarily due to advances made by DMS to its suppliers for product and equipment during the first nine months of 1998. Accounts payable and accrued expenses at September 30, 1998 remained relatively consistent with December 31, 1997 levels.

         On February 1, 1998 the Company invested approximately $180,000 in cash, forgave approximately $1.1 million of inter-company debt from EDSI and exchanged its 51% majority interest in EDSI to obtain a 25% minority interest in ADSI. On April 1, 1998, the Company acquired 100% of the stock of Steele for approximately $841,000 in cash, Company stock and a note to the seller of Steele. The Company invested $500,000 on August 1, 1998 to acquire a 20% equity interest in Abex Europe. (See note 1 to the consolidated financial statements.)

         The Company expended approximately $1,871,000 (exclusive of assets acquired in the Steele acquisition) during the first nine months of 1998 for capital assets, including approximately $1,050,000 for MIS hardware and software $325,000 for rental assets, $125,000 for leasehold improvements, $100,000 for computer-aided design equipment and approximately $271,000 for other machinery and equipment.

         The Company borrowed $2.68 million against its $6.5 million revolving credit facility during the third quarter of 1998 to support the higher levels of trade receivables during that period. The Company expects to utilize the credit facility during the balance of 1998 to continue supporting the higher levels of inventory and trade receivables expected with the higher sales levels. The first two principal and interest payments against the Company's term loan related to the acquisition of DMS were paid on April 1, 1998 and July 1, 1998 in accordance with the terms and conditions of its lending agreement. The Company was in compliance with its lending institution covenants as of September 30, 1998.

         The September 30, 1998, current ratio remained relatively consistent at
1.5 : 1 with the December 31, 1997 current ratio of 1.7 : 1. Additionally, the Company's debt to worth ratio improved from 1.25 : 1 to 1.20 : 1 on the respective balance sheet dates of December 31, 1997 and September 30, 1998.


OUTLOOK
-------

         Sales volume of $68.7 million during the first nine months of 1998 contributed greatly to the higher operating profits achieved by the Company during that period. The Company expects continued sales growth from Trade show exhibits and Permanent and scenic displays during the balance of 1998. The August 1, 1998 investment in Abex Europe was made to expand the Company's international presence as well as to provide ADSI, the Company's 25% minority-owned affiliate, with an opportunity to more effectively market the Abex products throughout the United Kingdom and European markets during 1999 and beyond.

         The planned expansion of the Company's Western region has created the need for a significantly larger facility in the San Diego area. Accordingly, the Company has entered into a lease for the second quarter of 1999 for a new sales, production and storage facility, within the San Diego area. The April 1, 1998 acquisition of Sparks Scenic Ltd. provides the Company with a presence in the San Francisco/Silicon Valley region of California as well as an additional manufacturing facility. Management hopes this acquisition will expand the Company's client base in that region and provide cross-marketing opportunities to the existing client base. Additionally, the Company acquired expertise in the techniques of producing industrial and corporate theater events, which may be advantageously utilized in trade show exhibits.

         As seen during the third quarter of 1998, the Company's historic gross profit percentages will be lower during the fourth quarter of 1998. The lower margins will primarily result from the expected increase in 1998 sales from Permanent and scenic displays, whose historic margins are less than trade show exhibit margins. Permanent and scenic displays is anticipating lower gross profit margins due to lower margins bid on a major museum project and investments in specialized production and installation techniques with respect to themed-environment projects now being completed by Piper. Additionally, DMS made current investments in diversifying its customer base to include a major national retail chainstore. As part of that investment, DMS gross profit margins, as a percentage of sales, will be lower for sales to that particular customer during 1998 and into 1999, negatively impacting historic gross profit margins, as a percentage of sales. Additionally, the Company's trade show exhibit client base of Fortune 1000 companies, as well as its Pacific Rim clients, are tightly managing their marketing budgets which could negatively impact the Company's historic custom exhibit margins. However, the expected higher revenues and gross profit dollars from both Trade show exhibits and Permanent and scenic displays should continue to enhance the Company's 1998 operating profits by generating more consistent operating efficiencies at all facilities.

         The Company is continuing its project of replacing existing management information systems hardware and software with state-of-the-art technology, positioning the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues. The Company believes this necessary investment in technology will assist it in minimizing the need for additional administrative personnel as its sales growth continues. The Company plans to implement the new business system as of January 1, 1999, subsequent to fourth quarter 1998 testing and training.

         Management is not satisfied with the Company's overall performance during the first nine months of 1998 and realizes certain areas require additional attention and resources during the balance of 1998 and into 1999. As the Western Region develops, the Company will continue to seek additional account executives and invest in appropriate sales support and infrastructure to create long-term growth opportunities in that region. The Atlanta operation has not generated significant new sales volume opportunities due to the Company's inability to attract and retain experienced account executives. However, the Atlanta operation continues to profitably produce custom exhibit work transferred from other facilities. Management will continue to review the most effective utilization of this facility. Management is also focused on securing additional museum projects for 1999 and year 2000 production. This sales volume is critical in maintaining manufacturing efficiencies throughout all Company's production facilities. Similarly, management will continue to monitor the gross profit margins generated by Piper as they continue their expansion into specialized themed-environment projects. Management is also monitoring DMS' client expansion program which, to date, has negatively impacted its 1998 gross profit margins and overall operating results when compared with DMS' 1997 margins and related results of operations. While short-term investments in new clients are necessary to reduce DMS' reliance upon any one or two customers, management will also try to reduce costs from suppliers and sub-contractors, yielding higher profitability margins to the Company.

         Management is committed to growing the Company's internally, while aggressively seeking acquisition possibilities that meet synergistic and financial-structure requirements. By following this strategy, the Company hopes to achieve its objective of increasing shareholder value.


FORWARD-LOOKING STATEMENTS
--------------------------

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

PART II. OTHER INFORMATION
--------------------------



                                    SIGNATURE
                                    ---------
         In accordance with the requirements of the Securities Exchange Act of 1993, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MARLTON TECHNOLOGIES, INC.

/s/ E. D. Costantini, Jr.                 /s/ Robert B. Ginsburg
-------------------------                 ----------------------
Edmond D. Costantini, Jr.                 Robert B. Ginsburg
Chief Financial Officer                   President and Chief Executive Officer

Dated: November 6, 1998