Form 10-K
period 1998-12-31
MARLTON TECHNOLOGIES INC
filed 1999-03-31
CIK 96988

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                  --------------------------------------------
                  (Name of issuer as specified in its charter)

        New Jersey                                      22-1825970
------------------------                     ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)

 2828 Charter Road, Suite 101, Philadelphia, Pa                        19154
-----------------------------------------------                      ----------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:                (215) 676-6900
                                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:                                 Name of each exchange:
----------------------------                         ---------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Issuer at March 25, 1999 was $16,014,669. As of March 25, 1999, there were 7,269,990 shares of Common Stock, $.10 par value, of the Issuer outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by eference into this Form 10-K.

(i) Information from the Issuer's definitive proxy statement for the 1999 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 10, 11, 12 and 13.

(ii) Information from the Issuer's Registration Statement on Form S-8, File No. 33-3647, has been incorporated by reference in Part IV - Item 14(a)(3)(a)(i).

(iii) Information from the Issuer's Supplement to Proxy Statement dated June 6, 1990 has been incorporated by reference in Part IV Item 14(a)10(a).




Exhibit Index Appears on Page      20                Page 1 of       56
                              -------                           -------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Marlton Technologies, Inc. (the "Company") was incorporated as a New Jersey corporation in 1966. The Company's business was related to computerized electronic telecommunication systems until 1988, when it sold substantially all of its operating assets.

On August 7, 1990, the Company acquired the business of Sparks Exhibits Corp. ("Sparks") in Philadelphia, Pennsylvania. Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services, and designs and sells portable/modular exhibits. During the fourth quarter of 1990, the Company acquired the accounts and assets of the trade show exhibit division of a competitor and also established a portable exhibits group. The Company subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") during July 1991 in the Atlanta, Georgia area, (ii) Sparks Exhibits, Ltd. ("Limited") during July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit manufacturing companies. During April 1996, the Company acquired the stock of Piper Productions, Inc. ("Piper") in Orlando, Florida, and during December 1997 the operations of Incorporated were combined into Piper. In addition to Incorporated's trade show exhibit business, Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. On December 31, 1997, the Company acquired DMS Store Fixtures Corp. ("DMS") in King of Prussia, Pennsylvania. DMS supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. On April 1, 1998, the Company acquired a San Francisco, California-based producer of exhibit properties for industrial and corporate theater events and changed the name of the acquired company to Sparks Scenic, Ltd. ("Scenic"). Currently, all of the Company's operating revenues are derived from Sparks, Exhibits, Limited, Piper, DMS and Scenic.

On February 1, 1998, the Company exchanged its 51% interest in a jointly-owned subsidiary and paid cash to Abex Display Systems, Inc. ("ADSI") for a 25% interest in ADSI, a portable/modular trade show exhibit manufacturer based in Los Angeles, California. On August 1, 1998 the Company acquired a 20% equity interest in Abex Europe, Ltd. ("AEL"), a United Kingdom corporation which markets, assembles and distributes portable/modular exhibit products and produces graphics. The Company's investment in both ADSI and AEL is accounted for using the equity method with the Company recognizing its pro-rata portion of ADSI and AEL's operating results.

Business Description

         Products and Services:

The Company is engaged in the design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors and retailers. Clients include industry, government, entertainment and commercial establishments. Graphics and industrial designers develop and manage custom design requirements from concept through final construction, employing sophisticated computer-aided design software and hardware. Complete graphics facilities provide full in-house dark room capabilities, silk-screening, and state of the art computerized design/graphics. Electronics and audiovisual capabilities include on-staff electronic specialists, consultants, and vendor relationships which provide multi-media equipment and programs, interactive program production and customized software and hardware applications. The Company provides full service trade show exhibit services, including coordination, refurbishing, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects in excess of $100,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company produces sophisticated themed exhibits for educational and entertainment venues such as museums, theme parks and theaters. Typically, the customer, or its design firm, prepare the design for the design for the Company to fabricate using carpentry, sculpture, metal working and scenic artist skills. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. The Company is also engaged in the business of supplying custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to a third-party factory for production. The Company utilizes various manufacturers with whom it has developed long standing business relationships from the early 1980's for the production of its products. These factories work closely with an experienced project management team. The retail fixture industry includes outfitting new retail stores and remodeling existing stores, including specialty apparel chains, "category killer" stores, department stores, outlet stores, supermarkets, building supply stores and drug stores. The Company made no significant disbursements during each of the last three fiscal years for research and development activities.

         Marketing and Distribution:

Sales by the Company to domestic customers for both domestic and international use are solicited through internal marketing groups. Purchase of sophisticated exhibits and environments usually involves a substantial dollar commitment by the customer, as significant expertise is required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and manufacturing of sophisticated exhibits and environments as well as complying with internal profitability requirements. In addition to the sales personnel, senior officers devote substantial time and effort to sales and marketing activities.

         Manufacturing and Raw Materials:

The Company designs, develops and manufactures custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehousemen. Specialty items such as steel work and studio production are subcontracted. The Company also subcontracts the manufacture of exhibits for foreign trade shows. The Company coordinates shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently stores the exhibit for the customer. For scenic projects, the Company employs scenic carpenters and metal workers to fabricate scenery which is painted by skilled scenic artists. The Company utilizes a network of manufacturers for the production of its store fixture and display products. Raw materials for custom, scenic and portable exhibits, store fixtures and displays, as well as subcontractor work are readily available from various vendors. Portable exhibit configurations, together with graphics and signage, are typically designed by the Company for a client and are purchased from ADSI or unrelated manufacturers for resale. Graphics and signage may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Company has obtained such distribution rights from its primary sources of portable exhibits.

         Licenses and Rights:

Patents, trademarks and licenses are not important to operations. The Philadelphia and King of Prussia, PA operations are the only unionized facilities, with a three-year labor contract expiring June 30, 2001 in Philadelphia, and a three year labor contract expiring November 14, 2001 in King of Prussia, PA.

         Seasonality of Business:

Trade shows traditionally occur regularly throughout the year with the exception of the third quarter when business to business trade shows are historically at a low point. Trade show activities in specific industries, such as health care and telecommunications, tend to be a function of seasonal show schedules within those industries. The custom store fixture business tends to be slower during the fourth and first quarters due to retailers' desires not to install or plan new fixtures during their traditionally busy year-end season. The Company seeks new clients and sales people with client bases in different industries to reduce the effects of the slower sales periods. Additionally, the Company is now offering other products and services, such as sales of scenic and themed exhibits, portable/modular exhibits, and permanent exhibits which tend to be less seasonal in nature.

         Working Capital:

The Company's working capital requirements are fulfilled by funds generated through operations and revolving credit facilities. Working capital requirements are generally not affected by project size requirements or accelerated delivery for major trade show exhibit, scenic and themed exhibit customers due to general policies of progress billing on larger jobs. Additionally, the Company does not require continuous allotments of raw materials from suppliers and does not generally provide extended payment terms to customers other than lease and purchase arrangements with credit-worthy customers, not exceeding terms of three years.

         Significant Customers:

During 1998, one individual customer accounted for 16% of consolidated net sales. Custom store fixture annual sales have historically been significantly reliant upon two customers for a major portion of their annual revenues. These two customers, combined, accounted for 23% of 1998 revenues. No customers exceeded 10% of consolidated net sales in 1997 or 1996. The loss of one or both of such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. The Company expects this situation to continue in future periods.

         Backlog:

Backlog of orders at December 31, 1998, and 1997 was approximately $27.0 million and $23.6 million, respectively. Generally, backlog of orders are recognized as sales during the subsequent six month period. The entire current backlog relates to expected 1999 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities. There are also a significant amount of proposals outstanding with current and prospective clients.

         Competition:

The Company competes with other companies offering similar products and providing similar services on the basis of price, quality, performance and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit manufacturing market, retail store fixture and display market and portable exhibits sales market include a large number of national and regional companies, some of which have substantially greater sales and resources than the Company. In addition to its Philadelphia, Atlanta, San Diego, San Francisco and Orlando manufacturing facilities, the Company utilizes its national and international affiliations and relationships to meet customers needs in other geographic areas. Due to the lack of specific public information, the Company's competitive position is difficult to ascertain.

         Environmental Protection:

The Company's compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect upon its capital expenditures, earnings, and competitive position.

         Employees:

The total number of persons employed by the Company is approximately 375 of which all are full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases six primary facilities as follows:

          Location       Square Footage              Purpose
          --------       --------------              -------

   Philadelphia, PA         235,000        Office, showroom, warehouse &
                                                 manufacturing
   Austell, GA               81,000        Office, showroom, warehouse &
                                                 manufacturing
   El Cajon, CA              80,000        Office, showroom, warehouse &
                                                 manufacturing
   King of Prussia, PA       60,000        Office and warehouse
   Orlando, FL               45,000        Office, warehouse & manufacturing
   San Carlos, CA            42,000        Office, warehouse & manufacturing
                             ------
                            543,000

   The Company's subsidiaries also have five sales offices of under 1,000 square feet each. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 1998, based on normal five-day operations, and are adequate for 1999 operations, including any foreseeable internal growth. The Company does not anticipate any difficulty in acquiring additional space, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------------------------

The following table shows the high and low sales prices of the Common Stock, par value $.10 per share, of the Company on its principal market, the American Stock
Exchange:

                                 1998                         1997
                                 ----                         ----
        Quarter          High           Low              High          Low
        -------          ----           ---              ----          ---
           1             7-5/8         4-3/4            4-3/16        3-3/8
           2            7-5/16           6              4-7/16        3-1/4
           3             6-5/8         2-3/4             7-1/8        3-3/4
           4             5-1/2         3-5/8             7-3/4        5-1/2

No dividends were paid during the past two fiscal years. The Company currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. However, the Company's bank loan agreement provides that the Company may not pay dividends to its shareholders without the bank's prior consent. Unless waived, this restriction will preclude the Company from paying dividends.

As of March 25, 1999, there were 971 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                         For the year ended December 31,

                                                    1998            1997              1996              1995         1994
                                                    ----            ----              ----              ----         ----

TOTAL ASSETS                                 $62,022,260     $54,113,255       $22,190,615       $16,607,893  $16,144,711
LONG-TERM OBLIGATIONS                         11,744,495      12,243,312           457,440           991,894      691,676
OPERATIONS:
         Net sales                            91,134,034      48,715,828        38,315,600        27,671,763   24,613,216
         Operating profit                      5,314,926       2,273,976         1,345,863           739,023      525,969
         Net income                           $2,820,631      $2,003,316        $2,340,153 (2)    $1,252,814     $486,794  (1)

BASIC NET INCOME PER
   COMMON SHARE (3)                                 $.40            $.42              $.52              $.32         $.13

DILUTED NET INCOME PER
   COMMON SHARE (3)                                 $.35  (4)       $.36 (4)          $.45  (4)         $.32         $.13

CASH DIVIDENDS                                         -               -                -                 -             -

(1)   Includes a $180,000 gain from insurance settlement, net of income taxes.

(2)   Includes a $708,000 gain from contractual amendments, net of income taxes.

(3) Basic per common shares amount are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.

(4) Diluted net income per common share does not reflect elimination of non-recurring items and the application of comparable income tax provisions. See MD&A "Net Income" analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors and retailers stores for clients in industry, government, entertainment, and commercial establishments.

On August 7, 1990, the Company acquired the business of Sparks Exhibits Corp. ("Sparks") in Philadelphia, Pennsylvania. Sparks custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services and designs and sells portable exhibits. During the fourth quarter of 1990, the Company acquired the accounts and assets of the trade exhibit division of a competitor and also established a portable exhibits group. The Company subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") during July 1991 in the Atlanta, Georgia area, (ii) Sparks Exhibits, Ltd. ("Limited") during July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit manufacturing companies.

During July 1993, the Company and Abex Display Systems, Inc. ("ADSI"), an unaffiliated portable/modular trade show exhibit manufacturer based in Los Angles, California, entered into an agreement to organize a new California corporation, Expose' Display System, Inc. ("EDSI"). The Company acquired 51% of EDSI with ADSI acquiring the balance. EDSI granted to ADSI exclusive worldwide distribution and marketing rights for "Expose", a portable display product, through December 2005. Effective February 1, 1998, the Company exchanged its 51% majority interest in EDSI and paid approximately $180,000 in cash, for a 25% interest in ADSI.

During April 1996, the Company acquired Piper Productions, Inc. ("Piper") of Orlando, Florida which produces business theater, theme park attraction, themed interiors, theatrical scenery and special effects.

On December 31, 1997, the Company acquired DMS, which is engaged in the business of supplying custom store fixtures, showcases and point of purchase display for retailers. DMS has expertise and capabilities to take a design from concept to installation. DMS utilizes various unaffiliated manufacturers with whom it has developed long-standing business relationships for the production of its products. The retail fixture industry includes outfitting new retail stores and remodeling existing stores, including specialty apparel chains, "category killer" stores, department stores, outlet stores, supermarkets, building supply stores and drug stores.

On April 1, 1998, the Company acquired Rusty Hinges, Inc. d/b/a Steele Productions ("Steele") located in the San Francisco, California area. Steele produces exhibit properties for industrial and corporate theater events throughout the United States. The Company subsequently changed the name of Steele to Sparks Scenic, Ltd. ("Scenic").

During the third quarter of 1998, the Company completed a 20% equity investment in Abex Europe, Ltd. ("Abex Europe"), a producer of customized graphics and an assembler and distributor of ADSI products. This investment should assist the Company to expand its international presence and benefit ADSI, which is 25% owned by the Company,

Management's aggressive growth plan, since the August 1990 acquisition of Sparks Exhibits Corp. ("Sparks"), has resulted in the dramatic expansion of the Company's client base, the development of new businesses and areas of expertise for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of new areas of expertise will position the Company to increase its revenue base and move toward its goal of becoming a leading exhibits and environments company through the continued offering of expanded products and services to a larger customer network.

RESULTS OF OPERATIONS

1998 As Compared with 1997

Sales

                                                              (in thousands)
                                                                                   % increase
                                                  1998               1997          (decrease)
                                                  ----               ----          ----------
Revenue sources
EDSI                                              $  400            $ 4,728           (92%)
Trade show exhibits                               41,777             32,659             28%
Permanent/scenic displays                         48,957             11,329            332%
                                                --------           --------           ----
                          Total revenues        $ 91,134           $ 48,716             87%
                                                ========           ========           ====

Total Company revenues for 1998, as compared with 1997, increased by 87%, to $91.1 million from $48.7 million. Approximately 74% of the overall sales increase during 1998 was due to revenues generated by the December 31, 1997-acquired DMS, which is included as part of permanent/scenic displays revenues. Trade show exhibits generated $9.1 of the overall $42.4 million increase in total revenues for 1998 as compared with 1997 total revenues, reflecting the Company's continuing program of client expansion. Sales generated by EDSI amounted to $4.7 million during 1997 as compared with only $.4 million during 1998, due to the exchange of EDSI in connection with the acquisition of a minority interest in ADSI as of February 1, 1998 (see Note 7 to the consolidated financial statements). Permanent/scenic displays, comprising DMS, Museum/ productions, Piper and the April 1998-acquired Scenic, experienced a $37.6 million increase in 1998 revenues as compared with 1997 revenues. Exclusive of the sales generated by the December 31, 1997-acquired DMS, total revenues for permanent/scenic displays increased during 1998 over 1997 revenues by 155%. This significant increase during 1998 was predominately due to Piper expanding its scope of services in themed environment projects and the revenues from Scenic. Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998. Subsequent to the previously described exchange with ADSI, the Company recorded its pro-rata equity interest in ADSI's net profits using the equity method of accounting. Accordingly, sales and related costs from EDSI's operations are not reflected in the Company's consolidated statement of operations subsequent to January 31, 1998.

Operating Profits

Operating profits more than doubled to $5,315,000 during 1998 from approximately $2,274,000 during 1997. The increase in 1998 operating profits occurred despite a 4.6% decrease in the gross profit margin, as a percentage of sales, during 1998 as compared with 1997. This decrease is predominantly due to lower gross profit margins on sales generated by the December 31, 1997-acquired DMS. Due to the additional sales from DMS during 1998, a larger percentage of 1998 total revenues were generated by permanent/scenic displays. In addition to the lower gross profit margins relative to DMS, the Company experienced a lower gross profit margin on a specific museum project during 1998. This project was bid at a lower gross profit margin due to its large size and the competitive environment surrounding the project. Also having a negative impact on the overall lower gross profit margin were the completion of certain themed-environment projects by the Company's Orlando-based, Piper. In an effort to expand its opportunities in themed-environment projects, the Company made investments in specialized production and installation techniques on these particular projects, which negatively impacted overall gross profit margins. While permanent/scenic displays contributed lower overall gross profit margins, the additional revenues they generated significantly contributed to the absorption of fixed overhead, selling, and general and administrative costs. Accordingly, the 4.6% lower gross profit margin percentage was more than offset by 5.8% lower selling and general/administrative costs, as a percentage of sales, during 1998 as compared with 1997 selling and general/administrative costs.

Other Income/(Expense)

Other expenses, net, increased $1.1 million during 1998 as compared with 1997 primarily due to interest expense attributable to term debt associated with the December 31, 1997 acquisition of DMS and the Company's utilization of its credit facility from a bank during 1998. Interest income during 1998 was less than 1997 interest income due to less cash being available for investment during 1998 as compared with 1997. Operating cash requirements for the December 31, 1997-acquired DMS and the Company's acquisition of property and equipment, particularly with respect to the Company's new management information system, also negatively impacted cash available for investment during 1998.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, increased to approximately 38% during 1998 as compared with 24% during 1997. The 1997 rate reflects a benefit from the release of valuation allowances based upon the Company's expected ultimate realization of benefits from its business tax credit carryforwards.

Net Income

Net income increased to $2,820,631 ($.35 per diluted share) during 1998 from $2,003,316 ($.36 per diluted share) during 1997. This increase is attributed to the higher sales levels and related operating profits generated during 1998. Additionally, the tax provision during 1998, as a percentage of income before income taxes, increased to 38% from the 24% tax provision rate in 1997, as more fully described in the "Income Taxes" section of this MD&A. Exclusive of the effects of the different tax rates used to provide for income taxes, 1998 net income per diluted common share increased approximately 20% as follows:

                                                          1998           1997
                                                          ----           ----

Income before income taxes                          $4,550,000     $2,623,000

Tax rate, adjusted                                         40%            40%
                                                   -----------    -----------
Tax (provision), adjusted                          (1,820,000)    (1,049,000)
                                                   -----------    -----------
Net income, as adjusted                             $2,730,000     $1,574,000
                                                    ==========     ==========
Diluted shares outstanding                           8,140,000      5,640,000
Net income per diluted common share, adjusted            $0.34          $0.28
                                                         =====          =====

Backlog

The Company's manufacturing backlog of orders as of December 31, 1998 was approximately $27.0 million as compared with $23.6 million as of December 31, 1997.

1997 As Compared with 1996

Sales

                                                               (in thousands)

                                                                                    %
                                                    1997            1996         increase
                                                    ----            ----         --------
Revenue sources
EDSI                                              $4,728          $3,095              53%
Trade show exhibits                               32,659          27,844              17%
Permanent/scenic displays                         11,329           7,377              54%
                                                 -------         -------             ---
                          Total revenues         $48,716         $38,316              27%
                                                 =======         =======             ===

Total Company revenues for 1997, as compared with 1996, increased by 27% to $48.7 million from $38.3 million. Approximately thirty-eight percent of the overall sales increase during 1997 was due to revenues generated by permanent/scenic displays. Trade show exhibits generated forty-six percent of the overall $10.4 million increase in revenues during 1997, as compared with the same period during 1996. EDSI generated 16% of the overall $10.4 million sales increase during 1997 as compared with 1996 revenues.

Trade show exhibit revenues were higher during 1997 as compared with 1996 revenues reflecting the Company's program of client expansion, experienced in all three custom trade show exhibit manufacturing facilities--Philadelphia, Atlanta and San Diego.

EDSI experienced 53% growth in revenues during 1997 as compared with its 1996 revenues due to the increased acceptance of EDSI's product lines by ADSI's national distribution network.

Permanent/scenic displays experienced a 54% increase in its 1997 revenues compared with 1996. The increase was due to the increase in sales generated by Piper during the twelve months of 1997 as compared with Piper's nine months of operations during 1996. The Museum/production group, included as part of permanent/scenic displays, experienced a 17% decline in its 1997 revenues as compared with its 1996 revenues due only to the timing of sales.

Operating Profits

The 27% increase in 1997 revenues as compared with 1996 revenues contributed to a 69% increase in the Company's operating profits during 1997. The Company maintained a relatively consistent gross profit level of 28.4% and 28.1% during the respective annual periods of 1997 and 1996. Selling, general and administrative costs, as a percentage of sales, fell by approximately 0.8% during 1997 as compared with 1996, also contributing to the higher operating profits recorded during 1997.

Other Income (Expense)

Other income decreased from $1,344,000 during 1996 to $349,000 during 1997. This significant decrease in other income during 1997 is attributable to the $1.2 million gain from the contract amendment recorded during 1996. Interest income increased during 1997 as compared with 1996 due to higher available cash balances during 1997. Interest expense decreased during 1997 due to the overall reduction of the Company's long-term debt balances from 1996.

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

Net Income

During 1997, net income decreased to $2,003,000 ($.36 per diluted share) as compared with 1996 net income of $2,340,000 ($.45 per diluted share). The decrease is attributable to the $1.2 million gain from the contractual amendment recorded during 1996. Additionally, the tax provision during 1997, as a percentage of income before income taxes, increased to 24% from the 13% tax provision rate utilized during 1996, as more fully described in the "Income Taxes" section of this MD&A. Exclusive of the effects of the different tax rates used to provide for income taxes and the 1996 gain from the contractual amendment, 1997 net income per diluted common share increased approximately 65% as follows:

                                                    1997             1996
                                                    ----             ----

Income before income taxes                         $2,623,000       $2,690,000
Gain from contract amendment                             -         (1,200,000)
                                                  -----------        ---------
                                                    2,623,000        1,490,000
Tax rate, adjusted                                        40%              40%
                                                  -----------        ---------
Tax (provision), adjusted                         (1,049,000)        (596,000)
                                                  -----------        ---------
Net income, as adjusted                            $1,574,000         $894,000
                                                  ===========       ==========
Diluted shares outstanding                          5,640,000        5,246,000
Net income per diluted common share, adjusted           $0.28            $0.17
                                                  ===========       ==========

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company's cash balance decreased by approximately $2.3 million. This decrease was primarily due to the increase in trade receivables as a result of the higher sales levels achieved during 1998 and the increase in prepaid expenses and other current assets which increased primarily due to advances made by DMS to its suppliers for product and equipment during 1998. Accounts payable and accrued expenses at December 31, 1998 increased by approximately $4.3 million when compared with December 31, 1997 levels.

On February 1, 1998 the Company invested approximately $180,000 in cash and exchanged its 51% majority interest in EDSI to obtain a 25% minority interest in ADSI. On April 1, 1998, the Company acquired 100% of the stock of Steele for a cash payment of approximately $395,000, with the balance paid in Company common stock and a note to the seller of Steele. The Company invested $500,000 on August 1, 1998 to acquire a 20% equity interest in Abex Europe.

The Company expended approximately $2.75 million (exclusive of assets acquired in the Steele acquisition) during 1998 for capital assets, including $1.3 million for MIS hardware and software, $525,000 for rental assets, $150,000 for leasehold improvements, $375,000 for computer-aided design equipment and telecommunications systems and $400,000 for other machinery and office equipment.

The Company borrowed and repaid $2.68 million against its $6.5 million revolving credit facility during 1998 to support the higher levels of trade receivables. The Company expects to utilize the credit facility during 1999 to continue supporting the higher levels of inventory and trade receivables expected with higher sales levels. The first three principal payments totaling $1,012,500 and requisite interest payments against the Company's term loan were made during 1998 in accordance with the terms and conditions of its lending agreement. The Company was in compliance with its lending institution covenants as of December 31, 1998.

The December 31, 1998, current ratio remained relatively consistent at 1.5 : 1 with the December 31, 1997 current ratio of 1.7 : 1. Additionally, the Company's debt to worth ratio remained relatively constant, at 1.24 : 1 to 1.26 : 1, on the respective balance sheet dates of December 31, 1998 and December 31, 1997.

OUTLOOK

Sales volume of $91.1 million contributed greatly to the higher operating profits achieved by the Company during 1998. The Company expects continued sales growth from trade show exhibits and permanent/scenic displays during 1999. The August 1, 1998 investment in Abex Europe was made to expand the Company's international presence as well as to provide Abex Display Systems, the Company's 25% minority-owned affiliate, an opportunity to more effectively market the Abex products throughout the United Kingdom and European markets during 1999 and beyond.

The planned expansion of the Company's Western Region has created the need for a significantly larger facility in the San Diego area. Accordingly, the Company has entered into a lease, effective the second quarter of 1999, for a new sales, production and storage facility in that area. The April 1, 1998 acquisition of Sparks Scenic Ltd. provides the Company with a presence in the San Francisco/Silicon Valley region of California as well as an additional support facility. The Company acquired expertise in the techniques of producing industrial and corporate theater events with its acquisition, which may be advantageously utilized in trade show exhibits. The Company expects to continue making additional investments in facilities, systems and personnel during 1999 within the Western Region. These expected investments may reduce the Company's short-term operating profits during 1999 as management continues to build the infrastructure necessary to expand its market share for trade show exhibits and permanent/scenic display opportunities.

The lower gross profit margins experienced in 1998 will continue during 1999 as sales increase from permanent/ scenic displays and store fixtures, whose historic margins are less than trade show exhibit margins. Additionally, DMS incurred additional costs in its effort to diversify its customer base during 1998. DMS's gross profit margins, as a percentage of sales, have been lower on sales to new customers during 1998 due to the increasingly competitive nature of the store fixture and display marketplace. This trend is expected to continue during 1999. The Company's trade show exhibit client base of Fortune 1000 companies, as well as its Pacific Rim clients, continue to tightly manage their marketing budgets, which may negatively impact the Company's historic custom trade show exhibit margins. However, the expected higher revenues and gross profit dollars from both trade show exhibits and permanent/scenic displays should continue to enhance the Company's 1999 operating profits by generating more consistent operating efficiencies within all facilities.

The Company switched to its new management information system during January 1999. As expected, the Company has experienced certain inefficiencies and transitional problems with respect to integrating the new system during the first quarter of 1999. However, management believes these expected transitional issues will be significantly resolved during the second quarter of 1999. Replacement of the existing management information system hardware and software with state-of-the-art technology was necessary to position the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues.

Management is not fully-satisfied with the Company's overall performance during 1998 and realizes certain areas require additional attention and resources during 1999. As the Western Region develops, the Company will continue to seek additional account executives and invest in appropriate sales support and infrastructure to create long-term growth opportunities. The Atlanta operation has not generated significant new sales volume opportunities due to the Company's inability to attract and retain experienced account executives. However, the Atlanta operation continues to profitably produce custom exhibit work transferred from other facilities. Management continues to review the most effective utilization of this facility. Management is also focused on securing additional museum projects for 1999 and 2000 production. However, to date, these efforts have not brought the expected sales results. Museum-related volume is critical in maintaining manufacturing efficiencies throughout all of the Company's production facilities. Similarly, management will continue to monitor the gross profit margins generated by the Orlando facility as it continues its expansion into specialized themed-environment projects and expected sales volume increases. Management is also monitoring DMS' client expansion program which negatively impacted 1998 gross profit margins and overall operating results when compared with DMS' 1997 pre-acquisition margins and related results of operations. While short-term investments in new clients are necessary to reduce DMS' reliance upon any one or two customers, management continues to seek lower-cost production methods from suppliers and sub-contractors, yielding higher profitability margins to the Company.

Management is committed to growing the Company internally, while aggressively seeking acquisition possibilities that meet synergistic and financial-structure requirements. By following this strategy, the Company hopes to achieve its objective of increasing shareholder value.

YEAR 2000 DATE CONVERSIONS

         Readiness:

The Company is completing a major project of implementing "off-the-shelf" software on its business systems including a sales and marketing database, inventory and purchasing, finance and control, project management and costing, human resources and payroll, and fixed assets. All vendor supplied code is Year 2000 compliant. Management believes that this implementation will not have a material effect on customers or significant disruption of business operations.

         Costs:

Year 2000 issues are part of the Company's overall management information system project, including hardware and Year 2000 compliant software. During 1997 and 1998, the Company has expended approximately $1.7 million for new hardware, software, consulting and system implementation, relative to its new management information system.

         Risk and Contingency Plans:

Failure to complete implementation of the new management information system by the end of 1999 would represent the worst case Year 2000 scenario for the Company. At the present time, the Company believes that the implementation efforts will be completed as scheduled. Accordingly, the risks of material adverse consequences to the Company's results of operations, liquidity, or financial condition, as a result of its Year 2000 readiness, should be mitigated.

In the event that feasible manual procedures cannot be implemented in the case of a Year 2000 related failure, appropriate contingency plans will be developed.

         Forward Looking Statements:

The foregoing Year 2000 discussion includes forward-looking statements of the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by the availability and cost of remediation in addition to vendors and customers abilities to install or modify IT and non-IT systems.

The cost of the Year 2000 project and the dates by which the Company plans to complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2000. The Company is evaluating the effects of this new statement and when to implement the new requirements. However, management currently believes the adoption of SFAS 133 will not have a material impact on the Company's consolidated results of operation, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; satisfying any potential year 2000 issues with no material adverse effect on operations; the effects of competition on products, pricing, and, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market Risk:

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Companys' financial position and results of operations. The existing bank term debt bears a fixed rate of interest, 6.15%, plus an applicable spread from 75 to 100 basis points, dependent upon the Company's capitalization ratio, measured on a quarterly basis. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread similar to the term debt requirements. The Company utilized approximately, $2.7 million of its $6.5 million revolving credit facility during 1998. The Company holds a 20% equity interest in a United Kingdom based trade-show exhibit Company. Accordingly, the Company's financial positions and results of operations will not be significantly affected should foreign exchange rates fluctuate.

         Environmental:

The Company believes it is in compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to protection of the environment. The Company has not been identified by federal or state authorities as a potentially responsible party for environmental clean-ups at any of its sites.

         Litigation:

The Company is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern labor-related matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters should not have a material effect upon the financial position of the Company. (See Note 12 to the consolidated financial statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 14 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

Items 10, 11, 12 and 13 have been omitted from this report, in accordance with General Instruction E, since the Company will file with the Commission a definitive proxy statement, involving the election of directors, pursuant to Regulation 14A within 120 days after the close of its 1998 fiscal year. Accordingly, relevant information contained in such definitive proxy statement is incorporated herein by reference.

 ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Exhibit
                                                                        Page
(a)      The following documents are filed as part of this report:

     (1) Financial Statements and Financial Statement Schedule:

         (i)    Financial Statements:

         Report of Independent Accountants                                26
                                                                     -------
         Consolidated Statements of Income for the years
         ended December 31, 1998, 1997 and 1996                           27
                                                                     -------

         Consolidated Balance Sheets, December 31, 1998 and 1997          28
                                                                     -------

         Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1998 1997 and 1996              29
                                                                     -------

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1998, 1997 and 1996                           30
                                                                     -------

         Notes to Consolidated Financial Statements                       31

         (ii)   Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts                  50
                                                                     -------

     (2) Acquisition Agreement for DMS Store Fixtures (Incorporated by reference to Company Proxy Statement dated November 7, 1997 filed with the Commission)

     (3)(i)(a) Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 4(a) to the Company Registration Statement on Form S-8, File No. 33-3647, filed with the Commission)

     (3)(i)(b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 2, 1987 (Incorporated by reference to Exhibit 3(a)(ii) to the Company Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Commission)

     (3)(i)(c) Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on January 14, 1988 (Incorporated by reference to Exhibit 3(a)(iii) to the Company Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Commission)

     (3)(i)(d) Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on May 8, 1989 (Incorporated by reference to Exhibit 3(a)(iv) to the Company Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Commission)

     (3)(i)(e) Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on December 26, 1997 (Incorporated by reference to Company Proxy Statement dated November 7, 1997, filed with the Commission)

     3(b)Amended  and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission)

     10(a) Agreement to Amend the International Distribution and Technology Agreement with Tsubasa System Company, Ltd. dated January 22, 1997 (Incorporated by reference to Exhibit 10(a) to the Company Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission)

     10(b) Amended Agreement of Employment, dated December 11, 1992, between the Company and Robert B. Ginsburg (Incorporated by reference to Exhibit 10(b) to the Company Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission).

     10(c) Amended Agreement of Employment, dated December 11, 1992, between the Company and Alan I. Goldberg (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

     10(d)        Option Agreement dated November 23, 1992 with Robert B.
                  Ginsburg (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

     10(e) Option Agreement dated November 23, 1992 with Alan I. Goldberg (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

     10(f) Employment and Option Agreements dated as of January 1, 1994 between the Company and Edmond D. Costantini, Jr. (Incorporated by reference to Item 6(a) of the Company's Quarterly Report of Form 10-QSB for the quarter ended September 30, 1996 filed with the Commission)

     10(g) Lease for Premises located at 2828 Charter Road, Philadelphia, PA. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

     10(h) Letter Agreement dated August 7, 1995 by and among the Company, Donald Sparks, Stanley Ginsburg and Ira Ingerman (Incorporated by reference to Exhibit 6(a)) to the Company's Quarterly Report of Form 10-QSB for the quarter ended September 30, 1996 filed with the Commission)

     10(i) Lease for Premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission)

     10(j) Lease for Premises located at 4560 36th Street, Orlando, FL 32811 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission)

     10(k) Leases for Premises 1919 Friendship Drive, El Cajon, CA 92020 and 8787 Olive Lane, Santee, CA (Incorporated by reference to
                  Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission)

     10(l) Letter Amendment dated January 22, 1996 to Amended Employment Agreement with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission)

     10(m) Letter Amendment dated January 22, 1996 to Amended Employment Agreement with Alan I. Goldberg (Incorporated by reference to
                  Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission)

     10(n) Letter Amendment dated January 2, 1997 to Amended Employment Agreement with Alan I. Goldberg (Incorporated by reference to
                  Exhibit 10(n) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(o) Letter Amendment dated January 2, 1997 to Amended Employment Agreement with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(p) Option Agreement dated May 23, 1997 with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(q) Option Agreement dated May 23, 1997 with Alan I. Goldberg (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(r)        Amendment to Employment Agreement dated January 1, 1997 with
                  E. D. Costantini, Jr. (Incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(s)        Employment Agreement dated December 31, 1997 with
                  Lawrence W. Schan (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(t)        Employment Agreement dated December 31, 1997 with
                  Ira Ingerman (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(u)        Employment Agreement dated December 31, 1997 with
                  Stanley Ginsburg (Incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

     10(v)        Option Agreement dated January 27, 1998 with Robert B.
                  Ginsburg 51
                           -------

     10(w)        Option Agreement dated January 27, 1998 with Alan I. Goldberg
                  53
                  -------

     10(x) Letter Agreement dated January 2, 1998 to Amended Employment Agreement with Robert B. Ginsburg (Incorporated by reference to Exhibit 7(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission)

     10(y) Letter Agreement dated January 2, 1998 to Amended Employment Agreement with Alan I. Goldberg (Incorporated by reference to
                  Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission)

     10(z) Lease Agreement dated March 1984 between Ingerman-Ginsburg Partnership and Diversified Marketing Sales, Inc. and Amendments (Incorporated by reference to Exhibit 7(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission)

     10(A) Lease Agreement dated June 29, 1998 between Gillespie Field Partners, LLC and Sparks Exhibits, Ltd. (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission)

     21           Subsidiaries of the Company                             55
                                                                     -------

     23           Consent of PricewaterhouseCoopers LLP                   56
                                                                     -------









(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARLTON TECHNOLOGIES, INC.

                                      By: /s/ Robert B. Ginsburg
                                          --------------------------------
                                               President

                                      By: /s/ E.D. Costantini, Jr.
                                          --------------------------------
                                               Chief Financial Officer




Dated:    March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                        Title                      Date
---------                        -----                      ----

/s/ Fred Cohen                  Chairman of the             March 30, 1999
-------------------------       Board of Directors
(Fred Cohen)

/s/ Seymour Hernes               Director                   March 30, 1999
-------------------------
(Seymour Hernes)

/s/ Robert B. Ginsburg           Director                   March 30, 1999
-------------------------
(Robert B. Ginsburg)

 /s/ Alan I. Goldberg            Director                   March 30, 1999
-------------------------
(Alan I. Goldberg)

/s/ William F. Hamilton          Director                   March 30, 1999
-------------------------
(William F. Hamilton)

/s/ Jeffrey Harrow               Director                   March 30, 1999
-------------------------
(Jeffrey Harrow)

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Shareholders
and Board of Directors of
Marlton Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) 1(i) on page 20, present fairly, in all material respects, the financial position of Marlton Technologies, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14 (a), 1(ii) on page 20, presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements, based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania 19103
March 26, 1999

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF NET INCOME
                        for the years ended December 31,

                                                1998            1997             1996
                                            ------------    ------------    ------------

Net sales                                   $ 91,134,034    $ 48,715,828    $ 38,315,600
Cost of sales                                 69,458,547      34,876,590      27,550,933
                                            ------------    ------------    ------------
      Gross profit                            21,675,487      13,839,238      10,764,667
                                            ------------    ------------    ------------
Expenses:
  Selling                                      9,681,448       7,830,492       6,416,695
  Administrative and general                   6,679,113       3,734,770       3,002,109
                                            ------------    ------------    ------------
                                              16,360,561      11,565,262       9,418,804
                                            ------------    ------------    ------------

      Operating profit                         5,314,926       2,273,976       1,345,863
                                            ------------    ------------    ------------

Other income (expense):
Interest income                                  242,064         353,510         209,913
Interest (expense)                            (1,020,404)        (31,552)       (120,266)
Income from investment in affiliates, net         14,464            --              --
Other, net                                        (1,419)         27,382          54,643
Gain from contract amendment                        --              --         1,200,000
                                            ------------    ------------    ------------
                                                (765,295)        349,340       1,344,290

Income before income taxes                     4,549,631       2,623,316       2,690,153
Provision for income taxes                     1,729,000         620,000         350,000
                                            ------------    ------------    ------------

Net income                                  $  2,820,631    $  2,003,316    $  2,340,153
                                            ============    ============    ============
Net income per common share :
Basic                                       $        .40    $        .42    $        .52
                                            ============    ============    ============
Diluted                                     $        .35    $        .36    $        .45
                                            ============    ============    ============



                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                            ASSETS                   1998             1997
                                                                 ------------    ------------
Current:
   Cash and cash equivalents                                     $  4,620,079    $  7,115,100
   Accounts receivable, net of allowance
     of $635,000 and $533,000, respectively                        16,511,804      10,444,298
   Inventory                                                        9,466,161      10,073,491
   Prepaids and other current assets                                2,324,679       1,337,497
   Deferred income taxes                                              740,000         965,000
                                                                 ------------    ------------
          Total current assets                                     33,662,723      29,935,386

Investment in affiliates                                            2,010,427          25,000
Deferred income taxes                                                  43,000         616,870
Property and equipment, net of accumulated
     depreciation                                                   3,779,367       2,268,994
Rental assets, net of accumulated depreciation
        of $1,661,020 and $1,348,279, respectively                  1,369,009         901,651
Goodwill, net of accumulated amortization of $1,580,591
       and $871,546, respectively                                  20,621,855      19,763,768
Other assets, net of accumulated amortization
        of $1,131,958 and $1,112,601, respectively                    535,879         601,586
                                                                 ------------    ------------
          Total assets                                           $ 62,022,260    $ 54,113,255
                                                                 ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                             $  1,950,790    $  1,386,117
   Accounts payable                                                 7,153,619       4,294,971
   Accrued expenses and other                                      13,528,076      12,235,351
                                                                 ------------    ------------
          Total current liabilities                                22,632,485      17,916,439
                                                                 ------------    ------------
Long term liabilities:
   Long-term debt, net of current portion                          10,926,995      12,243,312
   Other long-term liabilities                                        817,500            --
                                                                 ------------    ------------
          Total  long-term liabilities                             11,744,495      12,243,312
                                                                 ------------    ------------
          Total liabilities                                        34,376,980      30,159,751
                                                                 ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000;no shares issued or outstanding
   Common stock, $10 par - shares authorized
      50,000,000: 7,200,905 and 6,889,444 issued, respectively        720,090         688,944
   Additional paid-in capital                                      30,009,409      29,169,410
   Accumulated deficit                                             (2,972,542)     (5,793,173)
                                                                 ------------    ------------
                                                                   27,756,957      24,065,181
   Less cost of 5,000 treasury shares                                (111,677)       (111,677)
                                                                 ------------    ------------
          Total stockholders' equity                               27,645,280      23,953,504
                                                                 ------------    ------------
          Total liabilities and stockholders' equity             $ 62,022,260    $ 54,113,255
                                                                 ============    ============

                 See notes to consolidated financial statement

                           Marlton Technologies, Inc.
            Consolidated Statement of Changes in Stockholders Equity
              For the years ended December 31, 1998, 1997, and 1996


                                                              Common Stock     Additional                                    Total
                                                          ------------------    Paid-in     Accumulated    Treasury    Stockholders'
                                                          Shares      Amount    Capital       Deficit        Stock         Equity
                                                          ------      ------    -------       -------        -----         ------

Balance, December 31, 1995                             3,937,534   $ 393,754   $20,171,051  $(10,136,642)  $(111,677)   $ 10,316,486

Issuance of shares under contract amendment              500,000      50,000       700,000      -             -              750,000
Isuance of shares under compensation arrangements         97,058       9,705       159,830      -             -              169,535
Net income                                                   -                                 2,340,153      -            2,340,153
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1996                            4,534,592     453,459    21,030,881    (7,796,489)   (111,677)      13,576,174

Issuance of shares and warrants in DMS acquisiton      2,000,000     200,000     7,483,750     -              -            7,683,750
Issuance of shares in exchange for convertible notes     206,456      20,646       263,231      -             -              283,877
Issuance of shares under compensation arrangement        148,396      14,839       391,548      -             -              406,387
Net income                                                    -           -            -       2,003,316      -            2,003,316

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1997                             6,889,444     688,944    29,169,410    (5,793,173)   (111,677)     23,953,504

Issuance of shares in Steel acquisiton                   42,391       4,239       245,104      -             -               249,343
Issuance of shares under compensation arrangements      269,070      26,907       594,895      -             -               621,802
Net income                                                   -           -            -        2,820,631      -            2,820,631
                                                     -------------------------------------------------------------------------------

Balance, December 31, 1998                            7,200,905    $720,090   $30,009,409    ($2,972,542)  ($111,677)    $27,645,280
                                                     ===============================================================================



                See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,

                                                                               1998           1997             1996
                                                                          ------------    ------------    ------------
Cash flows provided (expended) through operating activities:
     Net income                                                           $  2,820,631    $  2,003,316    $  2,340,153
     Adjustments to reconcile net income to cash provided
       (expended) through operating activities:
          Equity in income of affiliates                                        14,464            --              --
          Depreciation and amortization                                      2,036,281       1,569,287       1,637,424
          Decrease in deferred taxes                                           798,870         396,000         171,130
          Other operating items                                                218,472          78,845          49,002
     Change in assets and liabilities, net of effects of acquisitions:
          (Increase) in accounts receivable, net                            (6,868,967)     (2,681,217)       (595,200)
          (Increase) in inventory                                              (47,272)     (3,215,232)     (1,296,444)
          (Increase) decrease in prepaids and other assets                  (1,092,127)       (326,714)        160,579
          Increase in accounts payable and accrued expenses and other        4,461,672       7,119,839       1,011,321
                                                                          ------------    ------------    ------------


     Net cash provided through operating activities                          2,342,024       4,944,124       3,477,965
                                                                          ------------    ------------    ------------
Cash flows provided (expended) through investing activities:
     Acquisition of businesses, net of cash acquired                          (681,293)    (12,970,740)        (75,000)
     Cash paid for investment in affiliates                                   (679,646)           --              --
     Capital expenditures                                                   (2,758,095)     (1,306,630)     (1,557,899)
     Disposal of capital assets                                                   --            46,767          76,253
     Other                                                                     (57,177)           --           115,000
                                                                          ------------    ------------    ------------
     Net cash (expended) through investing activities                       (4,176,211)    (14,230,603)     (1,441,646)
                                                                          ------------    ------------    ------------
Cash flows provided (expended) through financing activities:
     Proceeds from issuance of long-term debt                                   51,885      13,500,000          21,367
     Principal payments on long-term debt                                   (1,096,049)       (678,052)       (658,482)
     Payments against notes payable, Sellers                                   (20,000)        (20,000)           --
     Proceeds from stock issuance                                                 --              --           750,000
     Proceeds from exercised stock options                                     403,330         299,621         122,200
                                                                          ------------    ------------    ------------
     Net cash provided (expended) through financing activities                (660,834)     13,101,569         235,085
                                                                          ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                            (2,495,021)      3,815,090       2,271,404
Cash and cash equivalents - beginning of year                                7,115,100       3,300,010       1,028,606
                                                                          ------------    ------------    ------------
Cash and cash equivalents - end of year                                   $  4,620,079    $  7,115,100    $  3,300,010
                                                                          ============    ============    ============


               See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


1.       Summary of Accounting Policies:

                  Basis of Presentation:

                  The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). Investments in affiliates, representing the Company's 20% or more but less than 50% investments, are accounted for using the equity method. All inter-company accounts and transactions have been eliminated.

                  Activity included in the consolidated statements of operations consists primarily of the design, manufacture, sale and servicing of sophisticated custom and portable/modular trade show exhibits and the manufacturing of museum interiors, themed interiors, theme park attractions, staging, and custom store fixture and point of purchase displays.

                  Cash and Cash Equivalents:

                  For purposes of the statements of cash flows, the Company considers all investments with an initial maturity of three months or less at the time of their purchase to be cash equivalents. Temporary cash investments comprise principally short-term government funds. At various time throughout the year the Company maintained cash balances in excess of FDIC limits.

                  Inventory:

                  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs.

                  Long-Lived Assets:

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

                  The excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over periods ranging from 5 to 30 years. Customer lists, which are recorded at cost, are amortized on a straight-line basis over their estimated useful lives of 5 to 15 years and are included as components of "Other assets". Also included in Other assets are debt issue costs and deposits relating to certain facility leases.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


                  The Company's policy is to record an impairment loss against long-lived assets, including property and equipment, goodwill and other intangibles, in the period when it is determined that the carrying amount of such assets may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the net assets.

                  Revenue Recognition:

                  Revenues on trade show exhibit sales, themed interiors, sets and custom store fixtures and point of purchase displays are recognized using the completed contract method. Revenues on permanent exhibit installations which are generally six months or longer in duration, are recognized on the percentage of completion method. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included as components of Accrued expenses and other.

                  Income Taxes:

                  The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are calculated based on the difference between the financial and tax bases of assets and liabilities using the currently enacted tax rates in effect during the years in which the differences are expected to reverse.

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

                  The Company's accounts receivable are primarily with customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires progress payments which mitigate its loss exposure.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------



                  Fair Value of Financial Instruments:

                  Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximate their fair value at December 31, 1998 and 1997.

                  Per Share Data:

                  Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

                  Recently Issued Accounting Standards:

                  Effective January 1, 1998, the Company adopted the provisions of SFAS 130 "Reporting Comprehensive Income," which establishes a standard for reporting and display of comprehensive income and its components in the financial statements. No items of other comprehensive income existed during December 31, 1998, 1997 or 1996. No format changes were made to the consolidated statements of net income or the consolidated statement of stockholders' equity.

                  Effective January 1, 1998, the Company adopted the provisions, of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company functions in one segment.

                  Substantially all of the Company's net sales and long-lived assets reside within the United States. During 1998, one individual customer accounted for 16% of consolidated net sales. This customer and another, combined, accounted for 23% of 1998 revenues. The loss of one or both of these customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operation. The Company expects this condition to continue.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


2.       Acquisitions:

                  Sparks Scenic Ltd.

                  On April 1, 1998, the Company acquired 100% of the stock of Rusty Hinges, Inc. d/b/a Steele Productions ("Steele") located in the San Francisco, California area. Steele produces exhibit properties for industrial and corporate theater events throughout the United States. Subsequent to the acquisition, the Company changed the name to Sparks Scenic, Ltd. ("Scenic").

                  The transaction, included a cash payment of approximately $395,000, a five year note approximating $197,000 payable in annual installments bearing interest at 6% per annum, and 42,391 shares of the Company's common stock valued at approximately $250,000. The excess cost of the acquisition, including related costs of the transaction over the net assets acquired of approximately $192,000, is being amortized on a straight-line basis over a period of 10 years commencing April 1998.

                  DMS Stores Fixtures, Inc.

                  On December 31, 1997, the Company acquired the assets and liabilities of DMS Store Fixtures, L.P. ("DMS"), a supplier of custom made store fixtures and displays to national retailers, department stores and consumer product manufacturers. Total consideration paid was $14.5 million in cash, $7.5 million in the Company's common stock, and additional accrued consideration of approximately $270,000 payable annually through 2002. The Company incurred fees of approximately $875,000 as part of the acquisition, including approximately $214,000 for the value of 162,500 warrants for the Company's common stock, issued to the Company's financial advisor and lending institution. The value of the warrants issued to the lending institution, approximating $82,000, is included as a component of Other assets and is being amortized on a straight line basis over five years.

                  The excess cost, including related costs of the transaction over the net assets acquired, of approximately $18.3 million, is being amortized on a straight-line basis over a period of 30 years.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------



                  The following table summarizes the unaudited consolidated pro forma information assuming the DMS acquisition had occurred at the beginning of each of the following periods. The pro forma effects of the Piper and Steele acquisitions are not material and, accordingly, have been excluded from the pro forma presentation.

                                                   1997            1996
                                                   ----            ----

           Net sales                            $79,796,000     $68,440,000
           Operating income                       4,059,000       3,527,000
           Net income                            $2,816,000      $3,529,000

           Weighted average of common shares:
              Basic                               6,759,000       6,480,000
              Diluted                             7,634,000       7,246,000

           Net income per common share:
              Basic                                    $.42            $.54
              Diluted                                  $.37            $.49

                  Pro forma net income presented for 1997 and 1996 include two significant non-recurring items. Prior to DMS being acquired by the Company, it charged $792,000 against its 1997 earnings for the value of stock compensation paid to certain DMS employees. During 1996, the Company recorded a $1.2 million gain from a contractual amendment. Exclusive of the after-tax effect of these two significant non-recurring items during 1997 and 1996, pro forma net income for the respective period was $3,418,000 ($.45 per diluted common share) and $2,484,000 ($.34 per diluted common share).

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

                  Piper Productions, Inc.

                  The Company acquired 100% of the stock of Piper Productions, Inc. ("Piper") of Orlando, Florida, effective April 1, 1996. Total consideration paid for Piper approximated $200,000. Up to $200,000 in additional consideration is payable should Piper achieve defined sales levels through 2001.

                  All of the acquisitions have been accounted for as purchases with the operating results included in the consolidated statement of income from the dates of acquisition.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


3.       Net Income per Common Share:

         The following table sets forth the computation of basic and diluted net income per common share (in thousands):

                                                        1998    1997     1996
                                                        ----    ----     ----

          Net income                                  $2,821  $2,003   $2,340
                                                      ======  ======   ======
          Weighted average common
             shares outstanding used to compute
             basic net income per common share         7,139   4,765    4,480

          Additional common shares to be issued
             assuming exercised of stock options,
             net of shares assumed reacquired          1,001     875      766

          Total shares used to compute diluted
             net income per common share               8,140   5,640    5,246
                                                       =====   =====    =====

          Basic net income per share                    $.40    $.42     $.52
                                                        ====    ====     ====
          Diluted net income per share                  $.35    $.36     $.45
                                                        ====    ====     ====

                  Options and warrants to purchase 308,000 and 190,000 shares of common stock at prices ranging from $5.00 per share to $7.00 per share were outstanding at December 31,1998 and 1997, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise price was greater than the average market price of the common shares.

4.       Gain on Japan Transaction:

                  The Company and Tsubasa System Company, Ltd. ("Tsubasa"), a diversified manufacturing and marketing company, entered into a distribution and license agreement during 1995 and jointly formed a Japanese corporation, Sparks Japan, to market portable/modular exhibits in Japan. Sparks Japan was capitalized with $250,000, 90% by Tsubasa. The remaining 10% owned by the Company has been fully reserved as of December 31, 1998. In an amendment to that agreement during January 1996, the Company agreed to eliminate certain future Royalty payments from Sparks Japan and issued Tsubasa 500,000 unregistered shares of the Company's common stock in exchange for $3,000,000 and a commitment from the Company to provide technical, operational and marketing support to the operation. The agreement also required the funds received by the Company to be used only for its operating activities and to acquire companies, products and services within the exhibit industry, unless prior written approval was obtained from Tsubasa.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


                  A gain of $1,200,000 was recognized during 1996 representing the consideration received less amounts allocated to the 500,000 shares of common stock issued, the value of a "put option" and the incremental direct costs expected to be incurred with respect to complying with certain requirements of the agreement. The put option expired on December 31, 1998. Included in Accrued expenses and other at December 31, 1998, 1997 and 1996 are accrued contractual costs of $75,000, $467,409 and $713,299, respectively.

5.       Cash Flows Information:

                  Cash paid for interest in 1998, 1997 and 1996 amounted to $770,328, $28,053 and $121,049 respectively.

                  Cash paid for income taxes in 1998, 1997 and 1996 amounted to $735,925, $61,170 and $30,398 respectively.

                  Cash paid for the December 31, 1997 acquisition of DMS and the April 1, 1998 acquisition of Steele was calculated as follow:

                                                 Steele            DMS
                                                 ------            ---
        Current assets                          $313,252        $5,410,816
        Property and equipment                   730,118           160,642
        Goodwill and other intangibles           230,473        16,990,432
        Liabilities assumed or created         (629,886)       (1,907,400)
        Common  stock issued                   (249,343)       (7,683,750)
                                               ---------       -----------
        Cash paid, net of cash acquired         $394,614       $12,970,740
                                                ========       ===========


                           During 1998 the following non-cash investing and
financing transactions took place:

o The Company issued 42,391 shares of its common stock and a five year note amounting to $197,307 bearing interest at 6% per annum, payable in five installments commencing April 1, 1999 in connection with the acquisition of "Steele"

o The Company recorded approximately $1,090,000 of additional accrued consideration in connection with the acquisition of DMS.

o The Company issued 29,270 of its common stock to certain, employees and the Company's 401(k) plan for shares, stock awards and defined contributions under the Company's employment benefit plan.

o In addition to cash of $179,646, the Company transferred its 51% majority interest in EDSI, with a book value of approximately $1,330,000, in exchange for a 25% minority interest in ADSI. (Note 7 of the consolidated financial statements)

         During 1997 the following non-cash investing and financing transactions took place:

o The Company issued 2,250,000 shares of its common stock and 162,500 warrants in connection with the acquisition of DMS.

o The Company issued 27,166 of its common stock to certain directors, employees and the Company's 401(k) plan for director fees, stock awards and defined contributions under the Company's employment benefit plan.

o The Company exchanged three, two-year convertible notes to the sellers of Sparks amounting to $283,877 for 206,456 shares of the Company's common stock.

         During 1996 the following non-cash investing and financing transactions took place:

o The Company issued to the Piper seller a $100,000 note bearing interest at 6% and payable in five equal, annual installments commencing April 1, 1997.

o The Company issued 35,958 shares of its common stock to certain directors, employees and the Company's 401(k) plan for director fees, stock awards and defined contributions undCompany's employment benefit plan.

6.       Inventory:

         Inventories at December 31, consist of the following:

                                                1998                1997
                                                ----                ----

               Raw materials               $ 404,961           $ 819,273
               Work in process             6,330,634           6,763,508
               Finished goods              2,730,566           2,490,710
                                          ----------         -----------
                                          $9,466,161         $10,073,491
                                          ==========         ===========


7.       Investment in affiliates:

              On February 1, 1998, the Company exchanged its 51% majority interest in Expose' Display Systems, Inc. ("EDSI") and paid approximately $180,000 in cash for a 25% equity interest in Abex Display Systems Inc. ("ADSI"), a portable/modular trade show exhibit manufacturer in Los Angeles, California. On August 1, 1998, the Company paid $500,000 in cash for a 20% interest in Abex Europe, Ltd. ("Abex Europe"), a newly-formed United Kingdom corporation, headquartered in London, organized to market, assemble and distribute portable/modular exhibit products and graphics throughout the United Kingdom and Europe.

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

       The table below contains summarized unaudited financial information with respect to the two unconsolidated affiliates. The operations of ADSI and Abex Europe are included in the table from the respective dates the Company acquired their interest during 1998:

                   Condensed Statement of Net Income:
                                                         (000's omitted)
                   Net sales                                  $14,929
                   Gross profit                                 5,492
                   Net income                                   $ 260

                   Condensed Balance Sheets:

                   Current assets                              $6,911
                   Non-current assets                           5,026
                                                              -------
                                                              $11,937
                                                              =======
                   Current liabilities                         $3,350
                   Non-current liabilities                      4,289
                   Shareholder's equity                         4,298
                                                              -------
                                                              $11,937
                                                              =======

8.       Property and Equipment:

                                                                                             1998                 1997
                                                                                             ----                 ----
         Property and equipment at December 31, consist of the following:
           Manufacturing equipment and vehicles                                        $1,467,955           $1,510,901
           Office equipment and data processing                                         4,170,862            2,685,036
           Leasehold improvements                                                       1,540,231            1,406,548
           Showroom exhibits and other                                                    596,120              643,254
                                                                                       ----------           ----------
                                                                                        7,775,168            6,245,739
            Less accumulated depreciation
              and amortization                                                          3,995,801            3,976,745
                                                                                       ----------           ----------
                                                                                       $3,779,367           $2,268,994
                                                                                       ==========           ==========

         Rental assets at December 31, consist of the following:
              Rental assets                                                            $3,030,029           $2,249,930
              Less accumulated depreciation                                             1,661,020            1,348,279
                                                                                       ----------           ----------
                                                                                       $1,369,009           $  901,651
                                                                                       ==========           ==========

              During 1997, the Company began a multi-year project to install a computer system to support its information processing and access needs. Direct internal and external costs, subsequent to the preliminary stage of this project, are being capitalized as property and equipment. Capitalized costs will be amortized over the estimated useful lives of the related assets, from three

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

     to five years, beginning when each site installation or module is complete and ready for its intended use. The Company expects completion of each site installation during the first six months of 1999. Depreciation and amortization of property and equipment, including software, was $1,219,000, $1,339,000 and $1,123,000 for the years ended December 31, 1998, 1997 and
     1996 respectively.

9.       Intangible Assets:

                  Amortization expense related to goodwill and other intangible assets was approximately $817,000, $230,000, and $514,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

10.      Accrued Expenses and Other:

                  Accrued expenses and other at December 31, consist of the following:

                                                         1998          1997
                                                         ----          ----

         Accrued compensation                         $2,893,119   $ 2,423,390
         Customer deposits                             6,677,913     6,596,745
         Accrued payroll, sales and business taxes       840,062       268,462
         Accrued insurance costs                         800,135       508,202
         Accrued contractual costs (See Note 4)           75,000       467,409
         Accrued interest                                250,076        --
         Other                                         1,991,771     1,971,143
                                                     -----------   -----------
                                                     $13,528,076   $12,235,351
                                                     ===========   ===========

11.      Debt Obligations:

         Notes Payable:

         The Company, in connection with the December 31, 1997 acquisition of DMS, entered into a $13.5 million five-year term loan and a $6.5 million five-year revolving credit facility with a lending institution, both collateralized by all of the Company's assets. Borrowings under the term loan are fixed at 6.15% per annum plus an applicable spread. The revolving credit facility bears interest at rates equal to adjusted LIBOR plus applicable spreads ranging from 75 to 100 basis points. The applicable spreads are dependent upon the Company's debt to capitalization ratio, measured on a quarterly basis. The interest rates charged during 1998 were 7.15% for the term loan and a range of 5.94% to 6.88% for the revolving credit facility. A final term loan payment is due during 2002 provided the Company has not fully repaid the term loan due to contractually-required prepayments equal to 50% of its defined excess cash flow.

         Both the term loan and revolving credit facility include among other things, certain financial covenants requiring the maintenance of certain minimum financial ratios and restricts the Company's

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------

ability to pay dividends. No amounts under the revolving credit facility were outstanding as of December 31, 1998 and 1997. The Company is subject to an annual commitment fee of 25 basis points on the average annual unused portion of the revolving credit facility, payable in arrears, commencing January 1999. The 1998 commitment fee, paid during January 1999, amounted to $8,204.

                                                                     1998                 1997
                                                                     ----                 ----

         Term loan payable, bank, interest payable
         quarterly at adjusted LIBOR plus spreads
         ranging from 75 to 100 basis points,
         principal in equal quarterly payments
         commencing April 1, 1998 based on minimum
         annual installments of $1.350 million,
         $2.025 million, $2.025 million, $3.375
         million and a final payment up to $4.725
         million                                              $12,487,500          $13,500,000

         Seller note payable, interest payable
         annually at 6%, principal payable in annual
         installments of $20,000 through April, 2001               60,000               80,000

         Seller note payable, interest payable
         quarterly at 6%, principal payable on April
         1,1999 totaling $69,461 and four equal
         annual installments of $31,961 thereafter                197,307                    --

         Other                                                    132,978               49,429
                                                              -----------          -----------
                                                               12,877,785           13,629,429
         Less current portion                                   1,950,790            1,386,117
                                                              -----------          -----------
                                                              $10,926,995          $12,243,312
                                                              ===========          ===========

         Aggregate long-term debt maturities for the next five years are as follows:

                           Years ended December 31,                  Amount
                           -----------------------                   ------
                                     1999                       $ 1,950,790
                                     2000                         2,140,911
                                     2001                         3,153,411
                                     2002                         5,600,711
                                     2003                            31,962
                                                               ------------
                                                               $ 12,877,785
                                                               ============

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------

12.      Commitments and Contingencies:

                  The Company operates in leased office and warehouse facilities. Lease terms range from monthly commitments up to eighty-four months with options to renew at varying times. Certain lease agreements require the Company to pay supplemental costs of utilities, taxes, insurance and maintenance.

                  The Company leases its DMS facility from a partnership controlled by two shareholders of the Company. The lease expires May 2001. The annual rent is $180,000. In addition, the Company is responsible for taxes, insurance and other operating expenses.

                  As of December 31, 1998, future minimum lease commitments under non-cancelable operating leases are as follows:

                            Year ended December 31,               Amount
                            -----------------------               ------
                                      1999                    $1,838,000
                                      2000                     1,881,000
                                      2001                     1,716,000
                                      2002                     1,664,000
                                      2003                     1,479,000
                              2004 and thereafter              2,564,000
                                                             -----------
                        Total minimum lease commitments      $11,142,000
                                                             ===========

                  Rental expense, exclusive of supplemental costs, was approximately $1,840,000, $1,405,000 and $1,382,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                  The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

13.      Warrants and Stock Options:

         Warrants

         In December 1997, the Company issued warrants to purchase 100,000 and 62,500 shares of common stock at an exercise price of $6.19 per share to the Company's financial advisor and lending institution, respectively, as part of the DMS acquisition. These warrants are exercisable on or before December 31, 2001.

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------
         Stock Options

         The Company has qualified and nonqualified stock option plans.

         In August 1990, the Company adopted the 1990 Incentive Plan which provides for the granting of Incentive Stock Options ("ISO") and a 1990 Nonstatutory Option Plan which provides for the grantings of Nonstatutory options ("NSO") (collectively, "the 1990 Plans"). Under the 1990 Plans 1,450,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's, and 85% of the market value of the shares in the case of NSO's.

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

          The 1992 Director Stock Plan, as amended through June 1998, ("1992 Plan"), with a total of 250,000 authorized shares, was amended in June 1998 to eliminate non-discretionary annual stock awards, to provide stock awards or options as determined by the Board and to increase the authorized shares to a total of 250,000.

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------

         The following is a summary of option transactions and exercise prices:


                                                                   Price           Weighted
                                               Shares            Per Share          Average
                                               ------            ---------          -------

Outstanding at December 31, 1995            1,205,462         $1.60 to $2.75          $1.98
Granted                                       339,300         $2.00 to $2.88          $2.42
Expired                                    (   2,540)              $2.00              $2.00
Exercised                                  (  61,100)              $2.00              $2.00
                                           ----------

Outstanding at December 31, 1996            1,481,122         $1.60 to $2.88          $2.08
                                           ==========


Granted                                       172,419         $3.75 to $7.00          $4.02
Expired                                    (  98,427)         $2.13 to $3.00          $2.96
Exercised                                  ( 121,230)         $1.60 to $2.60          $1.89
                                           ----------

Outstanding at December 31, 1997            1,433,884         $1.60 to $7.00          $2.27
                                           ==========


Granted                                      475,828          $2.08 to $6.88          $5.47
Expired                                     ( 13,700)         $2.60 to $6.00          $4.15
Exercised                                   (239,800)         $1.60 to $4.00          $1.98
                                            ---------

Outstanding at December 31, 1998            1,656,212
                                            =========



                         NOTES TO FINANCIAL STATEMENTS
                              --------------------






         The following table summarized information concerning outstanding and exercisable options as of December 31, 1998:

                                                   Options Outstanding                        Options Exercisable
                                                   -------------------                        -------------------
                                                               Weighted Average
                                                         ----------------------------       Number of         Weighted
                  Range of Exercise  Number of Options    Remaining                          Options           Average
                       Prices            And Awards      Life (Years)  Exercise Price      and Awards         Exercise
                       ------            ----------      ------------  --------------      ----------         --------
                                                                                                                Price
1990 Plans        $1.60 to $2.00           687,200          2.73           $1.80              687,200          $1.80
                  $3.38 to $4.88           219,000          7.18           $4.64               80,000          $4.22
                  --------------           -------          ----           -----               ------          -----
Plan Totals       $1.60 to $4.88           906,200          3.81           $2.49              767,200          $2.06
                  --------------           -------          ----           -----              -------          -----

1984 Plan         $2.00 to $3.38            20,000          2.01           $3.88               20,000          $3.88
                  $6.00 to $6.00            20,000          2.01           $6.00               20,000          $6.00
                  --------------            ------          ----           -----               ------          -----
Plan Totals       $2.00 to $6.00            40,000          2.01           $4.94               40,000          $4.94
                  --------------            ------          ----           -----               ------          -----

NSOP              $2.00 to $3.28            15,165          1.62           $2.44               15,165          $2.44
                  --------------            ------          ----           -----               ------          -----

1992 Plan         $2.00 to $2.88            85,995          2.06           $2.31               80,000          $2.33
                  $3.57 to $6.25            70,000          4.09           $5.10               30,000          $3.57
                  --------------            ------          ----           -----               ------          -----
Plan Totals       $2.00 to $6.25           155,995          2.97           $3.56              110,000          $2.67
                  --------------           -------          ----           -----              -------          -----

Other             $2.00 to $3.50           225,600          2.49           $2.26              158,100          $2.27
                  $3.88 to $7.00           313,252          3.28           $5.67              305,752          $5.66
                  --------------           -------          ----           -----              -------          -----
Total Other       $2.00 to $7.00           538,852          2.95           $4.24              463,852          $4.50
                  --------------           -------          ----           -----              -------          -----

Grand Total       $1.60 to $7.00         1,656,212          3.38           $3.22            1,396,217          $3.00
                  ==============         =========          ====           =====            =========          =====


         The following is a summary of stock options exercisable at December 31, 1998, 1997 and 1996 and their respective weighted-average share prices:


                                                               Weighted Average
                                           Number of Shares     Exercise Price

Options exercisable December 31, 1998         1,396,217              $3.00
Options exercisable December 31, 1997         1,250,384              $2.18
Options exercisable December 31, 1996         1,130,296              $2.00

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------


                  The Company has adopted the disclosure - only provisions of SFAS 123, "Accounting for Stock-based Compensation". The Company will continue to apply the provisions of Accounting Principles Board Opinion 25 in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per common share would have been reduced to the pro forma amount as follows:

                                                                                   Year ended December 31,
                                                                     1998                  1997                 1996
                                                                     ----                  ----                 ----

         Net income                   As reported              $2,820,631            $2,003,316           $2,340,153
                                      Pro forma                 2,486,549             1,747,569            2,235,544
         Diluted income per
           common share               As reported                    $.35                  $.36                 $.45
                                      Pro forma                      $.31                  $.31                 $.41

                  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 1998, 1997 and 1996 include the following:

                   Assumption                      1998                      1997                     1996
                   ----------                      ----                      ----                     ----

         Dividend yield                            0.0 %                     0.0%                     0.0%
         Risk-free rate                            5.4%                      6.0%                     6.2%
         Expected life                           3-4 years                3-4 years                 4-5 years
         Expected volatility                        68%                      68%                       74%
         Fair Value                                $2.90                    $2.07                     $1.42

14.      Employee Benefit Plans:

         The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. Charges to income, as determined by the market value of Company stock when contributed, with respect to this Plan were approximately $98,000, $55,000 and $50,000 in 1998, 1997 and 1996, respectively.

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------




15.      Income Taxes:

                  The components of the provision for income taxes were as follows:

                                    1998           1997         1996
                                    ----           ----         ----
         Current:
            Federal             $833,000       $ 99,000      $87,000
            State                 97,130        125,000       91,000
         Deferred:
            Federal              801,000        375,000      172,000
            State                (2,130)         21,000           --
                              ----------       --------     --------
                              $1,729,000       $620,000     $350,000
                              ==========       ========     ========


                  A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                             1998         1997      1996
                                             ----         ----      ----

         Federal statutory rate               34%          34%       34%
         State income tax, net of federal
            income tax effect                   2            4         3
         Non-deductible expenses                3            3         3
         Valuation allowance                    -          (13)      (33)
         Other, net                            (1)          (4)        6
                                             ----         ----      ----
                                               38%          24%       13%
                                             ====         ====      ====


         The net deferred tax asset at December 31, 1998 and 1997 consist of the following:

                                                       1998             1997
                                                       ----             ----
         Accounts receivables                     $ 229,000         $ 96,000
         Property and equipment                     352,000          249,000
         Accrued expenses and compensation          355,000          387,000
         Goodwill and intangibles                 (220,000)           32,000
         Net operating loss carryforward                 --          287,000
         General business credits                        --        1,406,000
         Alternative minimum tax credits                 --          190,000
         Other, net                                  67,000           (9,000)
                                                  ---------      -----------
                                                    783,000        2,638,000
         Valuation allowance                         --           (1,056,000)
                                                  ---------      -----------
         Net deferred tax asset                    $783,000       $1,582,000
                                                  =========      ===========

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------


                During the fourth quarter of 1997, as a result of the acquisition of DMS, the Company reassessed its ability to utilize its general business credit carryforwards which expire primarily in 1998. Based on this reassessment, a benefit of approximately $350,000 was recognized related to release of valuation allowance in 1997. Approximately $1,056,000 and $450,000 of gross deferred tax asset and valuation allowance related to general business credits were written off in 1998 and 1997, respectively.

16.      Year 2000 Issues:

                The most reasonably likely worst case Y2K scenario would be the failure of either the Company or a third party to correct a material Y2K problem that would cause an interruption in, or failure of, normal business activities or operations. In the event that the worst case scenario occurs, the impact on the Company's financial position or results of operations cannot be estimated. While the Company believes that all internal IT and non-IT systems will be converted prior to January 1, 2000, the Company has not addressed contingency plans which would be implemented in the event of a Y2K failure. However, the Company would develop manual procedures and processes for critical transactions. To the extent that the Company experiences a Y2K failure related to a third party's lack of readiness, alternate sources of supply will be identified. At this time, the Company has not identified a Y2K problem that it believes cannot be remedied prior to it having a material impact on operations. The Company will continue to assess the readiness of its own systems and, if a problem is identified that cannot be fixed in the appropriate time period, a specific plan to address that issue will be developed.

17.      Subsequent Event:

                During the first quarter of 1999 the Company paid approximately $258,000 and issued approximately 70,200 shares of its common stock for a 25% minority interest in Uljee Group, a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphic production with annual sales approximating $10.0 million during 1998. Should Uljee Group attain defined cumulative net earnings through 2001, the Company will be required to pay an additional $500,000, in cash and/or its' common stock, at the Company's option.

                         NOTES TO FINANCIAL STATEMENTS
                              --------------------


18.      Quarterly Financial Information (Unaudited):

                  Summarized unaudited quarterly financial data for the years ended December 31, 1998, 1997 and 1996 are:

                                                                             (in thousands)
                                                   March 31            June 30          September 30        December 31
                                                   --------            -------          ------------        -----------
         1998
         Net sales                                  $22,051             $22,317            $24,358             $22,408
         Gross profit                                 5,479               5,567              4,965               5,664
         Net income                                     700                 659                607                 854
         Basic net income per
           common share (2)                             .10                 .09                .08                 .12
         Diluted net income
           per common share (2)                         .09                 .08                .08                 .11

         1997
         Net sales                                  $11,838             $12,185            $12,014             $12,678
         Gross profit                                 3,517               3,297              3,430               3,595
         Net income                                     402                 383                322                 896  (1)
         Basic net income per
           common share (2)                             .09                 .08                .07                 .19
         Diluted net income                             .07                 .07                .06                 .15
           per common share (2)

         1996
         Net sales                                   $8,578             $10,288            $10,243              $9,207
         Gross profit                                 2,529               2,906              2,762               2,568
         Net income                                   1,014  (3)            280                164                  882 (1)(4)
         Basic net income per
           common share (2)                             .23                 .06                .04                 .19
         Diluted net income                             .22                 .05                .03                 .16
           per common share (2)

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

                                   SCHEDULE II

                       MARLTON TECHNOLOGIES, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1998, 1997, and 1996

                                                                           (000'S OMITTED)
                                                                     Additions         Additions
                                                                      charged           charged
                                                                    (deductions       (deductions
                                                   Balance at        credited)         credited)                      Balance at
                                                 beginning of      to costs and         to other                        end of
                                                      year           expenses         accounts (b)     Deductions        year
                                                 --------------    --------------    --------------   ------------  --------------

Description
Year  ended December 31, 1998
   Allowance for doubtful accounts                    $533             $155              -           $   (53)(a)          $635

   Deferred income tax valuation allowance          $1,056                                           $(1,056)              -


Year  ended December 31, 199
   Allowance for doubtful accounts                    $181             $150            $267(c)       $   (65)(a)          $533

   Deferred income tax valuation allowance          $1,856           $(350)                            $(450)           $1,056


Year  ended December 31, 1996
   Allowance for doubtful accounts                    $132              $51                          $    (2)(a)          $181

   Deferred income tax valuation allowance          $2,735           $(879)                                             $1,856


(a) Write-off of uncollectible receivables, net of recoveries

(b) Write off of valuation allowance and related gross deferred tax asset

(c) Acquired in connection with DMS acquisition


                 See notes to consolidated financial statements