Form 10-Q
period 1999-03-31
MARLTON TECHNOLOGIES INC
filed 1999-05-17
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
             -------------------------------------------------------
               (Exact name of issuer as specified in its charter)


        New Jersey                                    22-1825970
--------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)


2828 Charter Road, Suite 101.
Philadelphia, PA                                      19154
--------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number        (215) 676-6900
                                 --------------


             Former name, former address and former fiscal year, if
                           changed since last report.

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______X__________ No_______________


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes_______No__________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,273,765

                  Transitional Small Business Disclosure Form (check one):
 Yes__________ No ___X_____

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   March 31,      December 31,
                                 ASSETS                              1999            1998
                                                                 ------------    ------------
Current:
   Cash and cash equivalents                                     $    732,281    $  4,620,079
   Accounts receivable, net of allowance
     of $680,000and $635,000 respectively                          17,673,039      16,511,804
   Inventory                                                       12,818,718       9,466,161
   Prepaids and other current assets                                2,028,028       2,324,679
   Deferred income taxes                                              690,000         740,000
                                                                 ------------    ------------
          Total current assets                                     33,942,066      33,662,723
Investment in affiliates                                            2,530,796       2,010,427
Deferred income taxes                                                     --           43,000
Property and equipment, net of accumulated
     depreciation of $4,216,850 and $3,995,801                      3,742,336       3,779,367
Rental assets, net of accumulated depreciation
        of $1,784,142 and $1,661,020, respectively                  1,297,195       1,369,009
Goodwill, net of accumulated amortization of $1,773,835
       and $1,580,519, respectively                                20,428,611      20,621,855
Other assets, net of accumulated amortization
        of $1,169,811 and $1,131,958, respectively                    513,919         535,879
                                                                 ------------    ------------
          Total assets                                           $ 62,454,923    $ 62,022,260
                                                                 ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of longterm debt                              $  2,114,463    $  1,950,790
   Accounts payable                                                 7,739,213       7,153,619
   Accrued expenses and other                                      11,901,547      13,528,076
                                                                 ------------    ------------
          Total current liabilities                                21,755,223      22,632,485
                                                                 ------------    ------------
Long term liabilities:
   Longterm debt, net of current portion                           11,210,743      10,926,995
   Other longterm liabilities                                         750,870         817,500
                                                                 ------------    ------------
          Total  longterm liabilities                              11,961,613      11,744,495
                                                                 ------------    ------------
          Total liabilities                                        33,716,836      34,376,980
                                                                 ------------    ------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par  shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $10 par  shares authorized
      50,000,000: 7,278,765 and 7,200,905 issued, respectively        727,876         720,090
   Additional paidin capital                                       30,256,670      30,009,409
   Accumulated (deficit)                                           (2,134,782)     (2,972,542)
                                                                 ------------    ------------
                                                                   28,849,764      27,756,957
   Less cost of 5,000 treasury shares                                (111,677)       (111,677)
                                                                 ------------    ------------
          Total stockholders' equity                               28,738,087      27,645,280
                                                                 ------------    ------------
          Total liabilities and stockholders' equity             $ 62,454,923    $ 62,022,260
                                                                 ============    ============

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                  For the three months ended
                                                            March 31,

                                                       1999             1998
                                                  ------------    ------------

Net sales                                         $ 25,790,981    $ 22,050,546
Cost of sales                                       20,230,334      16,571,700
                                                  ------------    ------------
Gross profit                                         5,560,647       5,478,846
Expenses:
     Selling                                         2,261,056       2,462,096
     Administrative and general                      1,742,481       1,712,411
                                                  ------------    ------------
                                                     4,003,537       4,174,507
                                                  ------------    ------------

Operating profit                                     1,557,110       1,304,339
                                                  ------------    ------------
Other income (expense):
     Interest income                                    37,356          97,753
     Interest (expense)                               (224,734)       (233,951)
     Income from investments in affiliates, net         33,898             874
     Other (expense)                                    (7,870)         (5,883)
                                                  ------------    ------------
                                                      (161,350)       (141,207)
                                                  ------------    ------------
Income before income taxes                           1,395,760       1,163,132
Provision for income taxes                             558,000         463,000
                                                  ------------    ------------
Net income                                        $    837,760    $    700,132
                                                  ============    ============


Net income per common share:
   Basic                                          $        .12    $        .10
                                                  ============    ============
   Diluted                                        $        .11    $        .09
                                                  ============    ============

                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999




                                                            Common Stock       Additional                                 Total
                                                       ---------------------     Paid-in    Accumulated    Treasury   Stockholders'
                                                         Shares      Amount      Capital       Deficit       Stock        Equity
                                                       ---------    --------  -----------   -----------   ---------    -----------
Balance, December 31, 1998                             7,200,905    $720,090  $30,009,409   ($2,972,542)  ($111,677)   $27,645,280
Issuance of shares in Sparks Europe acquisition           70,160       7,016      221,004            --          --        228,020
Issuance of shares under compensation arrangements         7,700         770       26,257            --          --         27,027
Net income for the three months ended March 31, 1999          --                                837,760                    837,760
                                                       ---------    --------  -----------   -----------   ---------    -----------
Balance, March 31, 1999                                7,278,765    $727,876  $30,256,670   ($2,134,782)  ($111,677)   $28,738,087
                                                       =========    ========  ===========   ===========   =========    ===========



                 See notes to consolidated financial statements.
                                       4

                           MARLTON TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                     For the three months ended March 31,
                                                                            1999               1998
                                                                        ----------          ----------

Cash flows provided by operating actuates:
   Net income                                                          $   837,760         $   700,132
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                       452,146             487,886
       Decrease in deferred tax asset                                       93,000             313,000
       Other items                                                         (97,302)           (111,724)
   Change in assets and liabilities                                     (5,258,076)         (2,772,065)
                                                                        ----------          ----------
       Net cash (used in) operating activities                          (3,972,472)         (1,382,771)


Cash flows (expended through) investing activities:
   Capital expenditures                                                   (235,325)           (648,748)
   Cash paid for minority investments                                     (258,451)           (179,646)
                                                                        ----------          ----------
      Net cash (expended through) investing activities:                   (493,776)           (828,394)
                                                                        ----------          ----------


Cash flows provided by (expended through) financing activities:
      Proceeds from issuance of common stock                                27,027             464,359
Proceeds from revolving credit facility                                    894,000                  --
Principal payments on longterm debt                                       (342,577)             (5,198)
                                                                        ----------          ----------
     Net cash provided by financing activities:                            578,450             459,161
                                                                        ----------          ----------

Decrease in cash and cash equivalents                                   (3,887,798)         (1,752,004)
Cash and cash equivalents  beginning of period                           4,620,079           7,115,100
                                                                        ----------          ----------
Cash and cash equivalents  end of period                               $   732,281         $ 5,363,096
                                                                       ===========         ===========
Supplemental cash flow information:
   Cash paid for interest                                              $   224,734         $     1,474
                                                                       ===========         ===========
   Cash paid for income taxes                                          $    75,000         $    65,000
                                                                       ===========         ===========





            See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF ACCOUNTING POLICIES:

Basis of Presentation:

The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). Investments in affiliates, representing the Company's 20% or more but less than 50% investments, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998, respectively. The December 31, 1998 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the March 31, 1999 consolidated balance sheet.

Activity included in the consolidated statement of operations consists primarily of the design, manufacture, sale and servicing of sophisticated custom and portable/modular trade show exhibits and the manufacturing of museum interiors, themed interiors, theme park attractions, staging, custom store fixtures and point of purchase displays. Substantially all of the Company's net sales and long-lived assets reside within the United States.

Acquisitions:

On February 19, 1999, the Company paid $258,451 and issued 70,160 shares of its common stock for a 25% minority interest in Hans Uljee Explotatie en Beheer B.V. ("Uljee"), a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphics production, with annual sales approximating $10.0 million during 1998. Subsequent to the Company's 25% investment, Uljee changed its' name to Sparks Europe, B.V. ("Sparks Europe"). Should Uljee attain defined cumulative net income levels the Company will be required to pay an additional amount in Eurodollars and/or its' common stock, at the Company's option. During the first quarter of 1999, the Company included $7,588 in income from investments in affiliates, representing its' 25% interest in Sparks Europe's operating results from February 19, 1999 through March 31,1999.

Major Customers:

During the first quarter of 1999, two individual customers accounted for 30% of consolidated net sales. The loss of one or both of these customers, or a significant reduction in one or both of these customers' purchases, could have had a material adverse effect on the Company's first quarter 1999 results of operation. The Company does not anticipate that these two customers will individually account for greater than 10% of consolidated net sales, on a calendar year basis, during 1999.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Per Share Data:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except for per share data):

                                                          Three months ended
                                                                March 31
                                                           1999           1998
                                                           ----           ----

Net income                                                $ 838          $ 700
                                                          =====          =====
Weighted average common
   shares outstanding used to compute
   basic net income per common share                      7,231          7,032

Additional common shares to be issued
   assuming exercised of stock options,
   net of shares assumed reacquired                         596            875
                                                          -----          -----

Total shares used to compute diluted
   net income per common share                            7,827          7,907
                                                          =====          =====

Basic net income per share                                $ .12           $.10
                                                          =====          =====
Diluted net income per share                              $ .11           $.09
                                                          =====          =====

Options and warrants to purchase 547,000 shares of common stock at prices ranging from $3.88 to $7.00 per share and 168,000 shares of common stock at prices ranging from $6.18 per share to $7.00 per share, were outstanding at March 31, 1999 and 1998, respectively. These options and warrants were not included in the computation of diluted income per common share because the options' and warrants' exercise price was greater than the average market price of the common shares.

2.       INVENTORY:

Inventory, as of the respective dates, consists of the following:

                              March 31, 1999            December 31, 1998
                              --------------            -----------------

Raw Materials                 $   391,541                  $   404,961
Work In Process                 7,657,489                    6,330,634
Finished Goods                  4,769,688                    2,730,566
                              -----------                  -----------
                              $12,818,718                  $ 9,466,161
                              ===========                  ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors and retail stores for clients in industry, government, entertainment, and commercial establishments.

On August 7, 1990, the Company acquired the business of Sparks Exhibits Corp. ("Sparks") in Philadelphia, Pennsylvania, which custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services and designs and sells portable exhibits. The Company subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") during July 1991 in the Atlanta, Georgia area, (ii) Sparks Exhibits, Ltd. ("Limited") during July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit manufacturing companies.

During July 1993, the Company and Abex Display Systems, Inc. ("ADSI"), an unaffiliated portable/modular trade show exhibit manufacturer based in Los Angles, California, entered into an agreement to organize a new California corporation, Expose' Display System, Inc. ("EDSI"). The Company acquired 51% of EDSI with ADSI acquiring the balance. Effective February 1, 1998, the Company exchanged its 51% majority interest in EDSI plus cash for a 25% interest in ADSI.

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

During the third quarter of 1998, the Company completed a 20% equity investment in Abex Europe, Ltd. ("Abex Europe"), a producer of customized graphics and an assembler and distributor of ADSI products. This investment should assist the Company to expand its international presence and benefit ADSI, which is 25% owned by the Company,

During the first quarter of 1999, the Company acquired a 25% minority interest in a Netherlands-based exhibit design and manufacturing company which, subsequent to the Company's minority investment, changed its name to Sparks Europe, B. V. ("Sparks Europe").

As part of a major marketing and branding effort during the first quarter of 1999, the Company changed its Sparks and Piper operating companies names to "Sparks Exhibits & Environments". This branding effort is important to clarifying the Company's focus and source of business growth...trade show exhibits for domestic and international clients and creating themed environments for theaters, museums, theme parks, visitor centers and retail establishments.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1999 as compared with three months ended March 31, 1998

Sales

                                                    Three months ended
                                                        March 31,
                                                      (in thousands)

                                           1999          1998       % increase
                                           ----          ----       ----------
Revenue sources
EDSI                                          -        $    400          -
Trade show exhibits                    $ 14,269          12,822       11.3%
Permanent/scenic displays                11,522           8,829       30.5%
                                       --------        --------       -----
                   Total revenues      $ 25,791        $ 22,051       17.0%
                                       ========        ========       =====

Total Company revenues for the three-months ended March 31, 1999 as compared with the same period during 1998, increased by 17%, to $25.8 million from $22.1 million. Sales generated by EDSI approximated $400,000 during the first quarter of 1998 as compared with no recorded revenues during the first quarter of 1999, due to the exchange of the Company's investment in EDSI in connection with the Company's acquisition of a minority interest in ADSI as of February 1, 1998. Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998. Subsequent to the exchange with ADSI, the Company recorded its pro-rata equity interest in ADSI's net profits using the equity method of accounting. Accordingly, sales and related costs from EDSI's operations were not reflected in the Company's consolidated statement of operations subsequent to January 31, 1998. Trade show exhibits, which includes business theater revenues from the San Francisco operation, generated $1.45 million (39.1%) of the overall $3.74 million increase in total revenues for the first quarter of 1999 as compared with the first quarter of 1998 total revenues, reflecting the Company's ongoing program of client expansion. Permanent/scenic displays comprised of DMS, museum/productions sales and permanent/scenic also experienced a $2.69 million increase in first quarter 1999 revenues as compare with related first quarter 1998 revenues.

Operating Profits

Operating profits increased by 19% from approximately $1.30 million, to $1.56 million for the comparative first quarters of 1998 and 1999, respectively. This increase in 1999 operating profits occurred despite a 3.2% decrease in the gross profit margin, as a percentage of sales, during the first quarter of 1999 as compared with the first quarter of 1998. This expected decrease is predominantly due to lower gross profit margins realized on sales generated by permanent/scenic displays. This revenue source achieves historically lower gross margins than the gross margins historically generated by Trade show exhibits. However, the higher, more consistent revenues generated by permanent/scenic displays provides operating efficiencies in the Company's manufacturing facilities as well as absorbing fixed overhead, selling, and general and administrative costs. The lower gross profit margin percentage was mitigated by 3.4% lower selling, general and administrative costs, as a percentage of sales, during the first quarter of 1999 as compared with the first quarter of 1998.

Other Income/(Expense)

Other (expense) increased from ($141,207) during the first quarter of 1998 to ($161,350) during the first quarter of 1999. Interest (expense) decrease during the first quarter of 1999 as comparedd with the first quarter of 1998 due to lower balances of the DMS term debt.

Interest income during the first quarter of 1999 was less than first quarter 1998 interest income due to lower cash balances available for investment during the first quarter of 1999.

Income Taxes

The provision of income taxes, as a percentage of income before income taxes, remained relatively consistent for the first quarter of 1999 and 1998, 39.8% and 40% respectively.

Net Income

Net income increased to $837,760 ($.11 per diluted share) during the first quarter of 1999 from $700,132 ($.09 per diluted share) during the first quarter of 1998, a 20% increase. This increase is attributed to the higher sales levels and related operating profits generated during the first quarter of 1999

Backlog

The Company's backlog of orders as of March 31, 1999 and March 31, 1998 was approximately $21.0 million.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company's cash balance decreased by approximately $3.9 million. The decrease was due to a $1.2 million increase in trade receivables as a result of the higher sales levels achieved and a slower billing-collection process, experienced during the first quarter of 1999, due to the implementation of a new management information system during January 1999. Additionally, the Company experienced a $3.3 million increase in its inventory levels during the first three months of 1999, which is primarily attributable to DMS' higher inventory levels at March 31, 1999. Accounts payable and accrued expenses at March 31, 1999 decreased by approximately $1.0 million when compared with December 31, 1998 levels.

On February 19, 1999 the Company invested approximately $258,000 in cash and issued 70,160 shares of its common stock in exchange for a 25% interest in Uljee, a Netherlands-based trade show exhibit house.

The Company expended approximately $235,000 during the first quarter of 1999 for MIS hardware and software, rental assets and other machinery and equipment.

The Company borrowed $894,000 against its $6.5 million revolving credit facility during the first quarter of 1999 to support the higher levels of trade receivables. The Company expects to continue utilizing the credit facility during the balance of 1999 to continue supporting the expected higher levels of trade receivables expected with higher sales levels and the slower billing-collection turnaround time due to implementation of the new management information system. The January 1, 1999 principal payments of $337,500 and requisite interest payments against the Company's term loan were made in accordance with the terms and conditions of its lending agreement. The Company was in compliance with its lending institution covenants as of March 31, 1999.

The March 31, 1999, current ratio remained relatively consistent with the December 31, 1998 current ratio of approximately 1.5 : 1. Additionally, the Company's debt to worth ratio improved to 1.17:1 from 1.24 : 1, on the respective balance sheet dates of March 31, 1999 and December 31, 1998.

OUTLOOK

Sales volume of $25.8 million contributed to the higher operating profits achieved by the Company during the first quarter of 1999. The Company expects continued sales growth from trade show exhibits and permanent/scenic displays during the balance of 1999. The February 19, 1999 minority investment in Sparks Europe was made to help expand the Company's international presence in the custom trade show exhibit markets.

The planned expansion of the Company's Western Region has created the need for a significantly larger facility in the San Diego area. Accordingly, the Company is moving into a new sales, production and storage facility, in the same area, during June 1999. The 1998 acquisition of Sparks Scenic Ltd. provides the Company with a presence in the San Francisco/Silicon Valley region of California as well as an additional support facility. The Company expects to continue making additional investments in facilities, systems and personnel during 1999 within the Western Region. These expected investments may negatively impact the Company's quarterly operating profits during the balance of 1999 as compared with 1998 quarterly operating profits as management continues to build the Western Region infrastructure necessary to expand its market share in trade show exhibits and permanent/scenic displays.

The lower gross profit margins experienced during 1998 and the first quarter of 1999 should stabilize as the sales mix of permanent/scenic displays and trade show exhibits becomes more consistent. DMS will continue to incur additional costs in its effort to diversify its customer base during 1999. DMS's gross profit margins, as a percentage of sales, are lower on sales to new customers due to the increasingly competitive nature of the store fixture and display marketplace; this trend is expected to continue during the balance of 1999. The Company's trade show exhibit client base of Fortune 1000 companies, as well as its Pacific Rim clients, continue to tightly manage their marketing budgets, which may negatively impact the Company's historic custom trade show exhibit margins. However, the expected higher revenues and gross profit dollars from both trade show exhibits and permanent/scenic displays should continue to support the Company's overall 1999 operating profits by generating more consistent operating efficiencies within all facilities.

The Company began using its new management information system during January 1999. As expected, the Company experienced certain collection inefficiencies and transitional problems with respect to integrating the new system during the first quarter of 1999, including extended billing turnaround time and the need for additional temporary staff to assist in data input. The billing slowdown negatively impacted first quarter 1999 cash flow, resulting in the Company's need to use $894,000 of its' $6.5 million revolving credit facility. This situation is expected to continue, at least, through the second and third quarter of 1999. Management believes many of the expected transitional problems will be eliminated during the second quarter of 1999. Replacement of the existing management information system hardware and software with state-of-the-art technology was necessary to position the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues.

Management is not completely satisfied with the Company's overall performance during the first quarter of 1999 and realizes certain areas require additional attention and resources during the balance of the year. As the Western Region develops, the Company will continue to seek additional account executives and invest in appropriate sales and project management support to create long-term growth and profit opportunities. As was the case during 1998, the Atlanta operation has not generated new sales opportunities due to the Company's inability to attract and retain experienced account executives. However, the Atlanta operation continues to profitably produce custom exhibit work transferred from other facilities. Management continues to review the most effective utilization of this facility. Management is also focused on securing additional museum projects for 1999 and year 2000 production. Through mid-May 1999, these efforts have not brought about the expected sales results. Museum-related volume is critical in maintaining manufacturing efficiencies throughout all of the Company's production facilities. Similarly, management continues to monitor the gross profit margins being generated by the Orlando facility as it continues its expansion into specialized themed-environment projects with expected sales volume increases.

Additional investments in project management will be needed to support profitable growth in themed-environment projects.

Management also continues to monitor DMS' client expansion and overall operations. While short-term investments in new clients are necessary to reduce DMS' reliance upon any one or two customers, management is also focused on securing lower-cost production methods from suppliers and sub-contractors to yield higher profitability margins to the Company.

Management is committed to growing the Company internally, while aggressively seeking acquisition possibilities that meet synergistic and financial-structure requirements. By following this strategy, the Company hopes to achieve its objective of increasing shareholder value.

Year 2000 Readiness Disclosures:

The following statements include "Year 2000 Information and Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. During January 1999, the Company switched to its new management information system, which is year 2000 compliant, based on the software applications and business programs acquired and installed during 1998. All software packages are standard "off the shelf" business systems whose developer's have determined them to be Y2K compliant. Management is relying upon the software developers (e.g. Microsoft, Solomon, ADP, etc.) programming adjustments to meet all necessary Y2K issues. The Company expended approximately $1.3 million for hardware, software, and implementation of the new management system during 1998. The Company expects to invest an additional $700,000 for completion of the MIS project, including new or upgraded hardware for Company personnel, modification of certain software packages to the latest release version and additional implementation and training costs. The Company has not formally assessed and evaluated the state of readiness of its customers and suppliers. Certain customers/vendors have requested information from the Company regarding its Y2K readiness. Additionally, some suppliers have confirmed to the Company their internal Y2K readiness.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; satisfying any potential year 2000 issues with no material adverse effect on operations; the effects of competition on products, pricing, and, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers:uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk:

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Companys' financial position and results of operations. The existing bank term debt bears a fixed rate of interest, 6.15%, plus an applicable spread from 75 to 100 basis points, dependent upon the Company's capitalization ratio, measured on a quarterly basis. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread similar to the term debt requirements. The Company utilized approximately, $894,000 of its $6.5 million revolving credit facility during the first quarter of 1999. The Company holds a 20% equity interest in a United Kingdom based trade-show exhibit Company. Accordingly, the Company's financial positions and results of operations will not be significantly affected should foreign exchange rates fluctuate.

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



                                         MARLTON TECHNOLOGIES, INC.

/s/ Edmond E. Costantini, Jr.            /s/ Robert B. Ginsburg
-----------------------------            -------------------------------------
Edmond D. Costantini, Jr.                Robert B. Ginsburg
Chief Financial Officer                  President and Chief Executive Officer

Dated:  May 14, 1998