Form 10-Q
period 1999-06-30
MARLTON TECHNOLOGIES INC
filed 1999-08-16
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)

                           New Jersey                                             22-1825970
------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

        2828 Charter Road, Suite 101                   Philadelphia                 PA             19154
------------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                 City                   State             Zip

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

         Yes            X                 No
            ----------------------          -------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court

         Yes                              No
            ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 7,273,765
      ---------

            Transitional Small Business Disclosure Form (check one):

         Yes                              No        X
            ----------------------          -------------------

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,           December 31,
                                            ASSETS                             1999                 1998
                                                                             --------           ------------
Current:
   Cash and cash equivalents                                                $   458,867          $ 4,620,079
   Accounts receivable, net of allowance
     of $621,000 and $635,000 respectively                                   18,165,822           16,511,804
   Inventory                                                                 12,279,874            9,466,161
   Prepaids and other current assets                                          2,460,442            2,324,679
   Deferred income taxes                                                        662,000              740,000
                                                                            -----------          -----------
          Total current assets                                               34,027,005           33,662,723

Investment in affiliates                                                      2,495,962            2,010,427
Deferred income taxes                                                             --                  43,000
Property and equipment, net of accumulated
     depreciation of $4,465,686 and $3,995,801                                4,918,942            3,779,367
Rental assets, net of accumulated depreciation
     of $1,947,947 and $1,661,020, respectively                               1,133,390            1,369,009
Goodwill, net of accumulated amortization of $1,967,079
     and $1,580,519, respectively                                            20,235,367           20,621,855
Other assets, net of accumulated amortization
     of $1,199,277 and $1,131,958, respectively                                 484,454              535,879
                                                                            -----------          -----------
          Total assets                                                      $63,295,120          $62,022,260
                                                                            ===========          ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $ 2,170,781          $ 1,950,790
   Accounts payable                                                           7,127,955            7,153,619
   Accrued expenses and other                                                10,545,369           13,528,076
                                                                            -----------          -----------
          Total current liabilities                                          19,844,105           22,632,485
                                                                            -----------          -----------

Long term liabilities:
   Long-term debt, net of current portion                                    13,817,536           10,926,995
   Other long-term liabilities                                                  683,480              817,500
                                                                            -----------          -----------

          Total  long-term liabilities                                       14,501,016           11,744,495
                                                                            -----------          -----------

          Total liabilities                                                  34,345,121           34,376,980
                                                                            -----------          -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $10 par - shares authorized
      50,000,000: 7,278,765 and 7,200,905 issued, respectively                  727,876              720,090
   Additional paid-in capital                                                30,256,670           30,009,409
   Accumulated (deficit)                                                     (1,922,870)          (2,972,542)
                                                                            -----------          -----------
                                                                             29,061,676           27,756,957
   Less cost of 5,000 treasury shares                                          (111,677)            (111,677)
                                                                            -----------          -----------
          Total stockholders' equity                                         28,949,999           27,645,280
                                                                            -----------          -----------
          Total liabilities and stockholders' equity                        $63,295,120          $62,022,260
                                                                            ===========          ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             For the six months ended          For the three months ended
                                                                    June 30,                            June 30,
                                                            1999                1998              1999              1998
                                                        ------------        ------------      ------------      ------------
Net sales                                               $ 49,817,203        $ 44,367,765      $ 24,026,222      $ 22,317,220
Cost of sales                                             39,506,375          33,321,971        19,276,041        16,750,271
                                                        ------------        ------------      ------------      ------------
      Gross profit                                        10,310,828          11,045,794         4,750,181         5,566,949
                                                        ------------        ------------      ------------      ------------

Expenses:
     Selling                                               4,610,542           5,029,674         2,349,486         2,567,578
     Administrative and general                            3,505,234           3,435,150         1,762,753         1,722,739
                                                        ------------        ------------      ------------      ------------
                                                           8,115,776           8,464,824         4,112,239         4,290,317
                                                        ------------        ------------      ------------      ------------
      Operating profit                                     2,195,052           2,580,970           637,942         1,276,632
                                                        ------------        ------------      ------------      ------------

Other income (expense):
     Interest income                                          54,591             158,179            17,235            60,426
     Interest (expense)                                     (527,017)           (466,754)         (302,283)         (232,803)
     Loss from investments
        in affiliates, net                                    (1,770)            (15,816)          (35,668)          (16,690)
     Other income (expense)                                   27,816               4,696            35,686            10,579
                                                        ------------        ------------      ------------      ------------
                                                            (446,380)           (319,695)         (285,030)         (178,488)
                                                        ------------        ------------      ------------      ------------
Income before provision for income taxes                   1,748,672           2,261,275           352,912         1,098,144

Provision for income taxes                                   699,000             902,000           141,000           439,000
                                                        ------------        ------------      ------------      ------------

Net income                                              $  1,049,672        $  1,359,275      $    211,912      $    659,144
                                                        ============        ============      ============      ============

Income per common share:
     Basic                                                      $.15                $.19              $.03              $.09
     Diluted                                                    $.13                $.17              $.03              $.08

                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999

                                                 Common Stock           Additional                                        Total
                                             --------------------        Paid-in        Accumulated     Treasury       Stockholders'
                                             Shares        Amount        Capital          Deficit        Stock            Equity
                                             ------        ------      -----------      -----------     --------       ------------
Balance, December 31, 1998                  7,200,905      $720,090    $30,009,409     ($2,972,542)    ($111,677)       $27,645,280

Issuance of shares in Sparks Europe
 acquisition                                   70,160         7,016        221,004          -              -                228,020

Issuance of shares under compensation
 arrangements                                   7,700           770         26,257          -              -                 27,027

Net income for the six months ended
 June 30, 1999                                  -                                        1,049,672         -              1,049,672
                                            ---------      --------    -----------     -----------     ---------        -----------
Balance, June 30, 1999                      7,278,765      $727,876    $30,256,670     ($1,922,870)    ($111,677)       $28,949,999
                                            =========      ========    ===========     ===========     =========        ===========

                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the six months ended June 30,
                                                                                    1999                    1998
                                                                                -----------             -----------
Cash flows provided by operating activities::
   Net income for the period                                                    $ 1,049,672             $ 1,359,275
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                              1,210,626                 876,490
       Decrease in deferred tax asset                                               121,000                 452,000
       Other items                                                                   27,893                  --
   Change in assets and liabilities                                              (7,611,865)             (5,991,957)
                                                                                -----------             -----------
       Net cash (used in) operating activities                                   (5,202,674)             (3,304,192)
                                                                                -----------             -----------

Cash flows (expended through) investing activities:
   Acquisition of Steele Productions                                                 --                    (394,614)
   Capital expenditures                                                          (1,660,775)             (1,085,185)
   Cash paid for minority investments                                              (258,451)               (179,646)
   Other intangible assets acquired                                                 (15,894)                (73,084)
                                                                                -----------             -----------
      Net cash (expended through) investing activities:                          (1,935,120)             (1,732,529)
                                                                                -----------             -----------


Cash flows provided by (expended through) financing activities:
Proceeds from issuance of common stock                                               --                     593,109
Proceeds from revolving credit facility                                          10,862,000                  --
Repayments against revolving credit facility                                     (6,902,000)                 --
Principal payments on long-term debt                                               (926,953)               (381,661)

Other net payments                                                                  (56,465)                 --
                                                                                -----------             -----------
     Net cash provided by financing activities:                                   2,976,582                 211,448
                                                                                -----------             -----------

Decrease in cash and cash equivalents                                            (4,161,212)             (4,825,273)

Cash and cash equivalents - beginning of period                                   4,620,079               7,115,100
                                                                                -----------             -----------

Cash and cash equivalents - end of period                                       $   458,867             $ 2,289,827
                                                                                ===========             ===========
Supplemental cash flow information:
   Cash paid for interest                                                       $   460,225             $   238,615
                                                                                ===========             ===========
   Cash paid for income taxes                                                   $   642,847             $   295,221
                                                                                ===========             ===========

Non-cash financing and investing activities:
     Issuance of common stock in connection with acquisition                    $   228,020             $   249,343
                                                                                ===========             ===========
     Issuance of note in connection with acquisition                                 --                 $   197,307
                                                                                ===========             ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF ACCOUNTING POLICIES:

Basis of Presentation:

The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). Investments in affiliates, representing the Company's 20% or more but less than 50% investments, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of June 30, 1999 and the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998, respectively. The December 31, 1998 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the June 30, 1999 consolidated balance sheet.

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

Acquisitions:

On February 19, 1999, the Company paid $258,451 and issued 70,160 shares of its common stock for a 25% minority interest in Hans Uljee Explotatie en Beheer B.V. ("Uljee"), a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphics production, with annual sales approximating $8.0 million during 1998. Subsequent to the Company's 25% investment, Uljee changed its' name to Sparks Europe, B.V. ("Sparks Europe"). Should Uljee attain defined cumulative net income levels the Company will be required to pay an additional amount in Eurodollars and/or its' common stock, at the Company's option. During the first six months of 1999, the Company included $11,338 in income from investments in affiliates, representing its' 25% interest in Sparks Europe's operating results from February 19, 1999 through June 30,1999.

Major Customers:

During the first six months of 1999, three individual customers accounted for 22% of consolidated net sales. The loss of one or all of these customers, or a significant reduction in one or all of these customers' purchases, could have had a material adverse effect on the Company's first six months of 1999 operating results. The Company does not anticipate that any customer will individually account for greater than 10% of consolidated net sales, on a calendar year basis, during 1999.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Per Share Data:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except for per share data):

                                                          Six months ended              Three months ended
                                                             June 30,                         June 30,
                                                             --------                         --------
                                                     1999            1998            1999            1998
                                                     ----            ----            ----            ----
Net income                                          $1,050         $ 1,359           $ 212           $ 659
                                                    ======         =======           =====           =====
Weighted average common
   shares outstanding used to compute
   basic net income per common share                 7,231           7,100           7,231           7,161

Additional common shares to be issued
   assuming exercised of stock options,
   net of shares assumed reacquired                    632             897             694             927
                                                    ------          ------           -----           -----

Total shares used to compute diluted
   net income per common share                       7,863           7,997           7,925           8,088
                                                    ======         =======           =====           =====

Basic net income per share                            $.15            $.19            $.03            $.09
                                                    ======         =======           =====           =====
Diluted net income per share                          $.13            $.17            $.03            $.08
                                                    ======         =======           =====           =====

Options and warrants to purchase 597,000 shares of common stock at prices ranging from $3.98 to $7.00 per share and 10,000 shares of common stock at prices ranging from $6.88 per share to $7.00 per share, were outstanding at June 30, 1999 and 1998, respectively. These options and warrants were not included in the computation of diluted income per common share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

2.   INVENTORY:

Inventory, as of the respective dates, consists of the following:

                            June 30, 1999                   December 31, 1998
                            -------------                   -----------------

Raw Materials                $    639,392                       $   404,961
Work In Process                 6,568,361                         6,330,634
Finished Goods                  5,072,061                         2,730,566
                             ------------                       -----------
                             $ 12,279,814                       $ 9,466,161
                             ============                       ===========


3.   INCOME TAXES:

The components of the provision for income taxes for the respective six month periods ended June 30, were as follows:

                                       1999                1998
                                       ----                ----

          Currently payable
               Federal             $523,000            $300,000
               State                 55,000             150,000
                                   --------            --------
                                    578,000             450,000
          Deferred:
               Federal              121,000             452,000
                                   --------            --------
                                   $699,000            $902,000
                                   ========            ========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   REVOLVING CREDIT FACILITY:

Effective June 30, 1999, the Company replaced its' $6.5 million revolving credit facility with a $9.0 million facility with the same lending institution., As part of the amendment, the Company and bank modified financial convenants which are less restrictive to the Company, particularly with respect to the amount of debt the Company may undertake. The cost of borrowed funds from the amended revolving credit facility are similar to the costs of capital with respect to the $6.5 million facility.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1999 as compared with three months ended June 30,
1998

Sales

                                         Three months ended
                                              June 30,
                                           (in thousands)
                                                                    %increase
                                         1999            1998       (decrease)
                                         ----            ----       ----------
Revenue sources

Trade show exhibits                   $13,040         $10,850            20.2%
Permanent/scenic displays              10,986          11,467            (4.2)%
                                      -------         -------          ------
              Total revenues          $24,026         $22,317             7.7%
                                      =======         =======          ======

Total Company revenues for the three-months ended June 30, 1999 as compared with the same period during 1998, increased by approximately 8%, to $24.0 million from $22.3 million. Trade show exhibits, which includes business theater revenues from the San Francisco operation, generated a 20% increase in total revenues for the second quarter of 1999 as compared with the second quarter of 1998 total revenues, reflecting the Company's ongoing program of client expansion. Permanent/scenic displays comprised of point of purchase displays, museum/productions sales and themed environments experienced a slight decrease in second quarter 1999 revenues as compared with second quarter 1998 revenues. This decrease is primarily due to a drop in museum/production sales during the second quarter of 1999 as compared with their revenues from the related quarter during 1998.

Operating Profits

Operating profits fell approximately 50% during the second quarter of 1999 to $638,000 from $1,277,000 during the second quarter of 1998. The significant decrease is primarily attributed to losses recognized on themed environment projects in the Orlando, Florida facility. Poor execution in estimating and manufacturing on certain significant projects negatively impacted that facility's overall gross profit margins during the second quarter of 1999. Additionally, gross profit margins, as a percentage of sales, relative to point of purchase display products, dropped by approximately 20% during the second quarter of 1999 when compared with related second quarter 1998 gross profit margins, as a percentage of sales. This decrease is primarily due to increased competitive pressures industry-wide and within DMS' existing client base. A significant increase in trade show exhibits operating profits during the second quarter of 1999 as compared with 1998 trade show exhibit operating profits was insufficient to offset the combined negative impact from themed environment and point of purchase displays on the Company's second quarter 1999 operating profits.

The Company's selling and general/administrative costs, as a percentage of sales, fell from 19.2% during the second quarter of 1998 to 17.1% during the second quarter of 1999. Again, the positive impact of these reduced costs during the second quarter of 1999 was not sufficient to offset the lower gross profits from themed environment and point of purchase displays.

Other Income/(Expense)

Other (expense) increased from ($178,488) during the second quarter of 1998 to ($285,030) during the second quarter of 1999. Interest (expense) increased during the second quarter of 1999 as compared with the second quarter of 1998 primarily due to the Company's utilization of the revolving credit facility during the quarter.

Income Taxes

The provision of income taxes, as a percentage of income before income taxes, remained constant during the second quarter of 1999 and 1998, at approximately 40%.

Net Income

Net income decreased by two-thirds, to $211,912 ($.03 per diluted share), during the second quarter of 1999 from $659,144 ($.08 per diluted share) during the second quarter of 1998. This significant decrease is attributed to the lower gross profit margins and related operating profits generated during the second quarter of 1999, particularly as they relate to themed environment and point of purchase displays.

Backlog

The Company's backlog of orders as of June 30, 1999 and June 30, 1998 was approximately $22.0 million, and $25.0 million, respectively.

Six months ended June 30, 1999 as compared with six months ended June 30, 1998

Sales

Total Company revenues for the six months ended June 30, 1999 as compared with the same period during 1998 increased by 12%, to $49.8 million from $44.4 million. Trade show exhibits sales increased during 1999 primarily due to revenues generated by the Philadelphia and San Francisco facilities. Permanent/scenic displays experienced an 11% increase in revenues for the six month period ended June 30, 1999 as compared with the same period during 1998. However, museums/productions revenues, a part of Permanent/scenic displays, were lower on a six month comparative basis from 1999 to 1998. Sales generated by EDSI approximated $400,000 during the first quarter of 1998 as compared with no recorded revenues during the first quarter of 1999, due to the exchange of the Company's investment in EDSI in connection with the Company's acquisition of a minority interest in ADSI as of February 1, 1998. Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998.

                                            Six months ended June 30,
                                                 (in thousands)
Revenue sources                          1999           1998      % Increase
                                         ----           ----      ----------
EDSI                                      ---        $   400         ---
Trade show exhibits                   $27,309         23,672          15%
Permanent/scenic displays              22,508         20,296          11%
                                      -------        -------        ----
                 Total revenues       $49,817        $44,368          12%
                                      =======        =======        ====

Operating Profits

Operating profits were down by 15%, on a six month comparative basis, from $2.58 million at June 30, 1998 to $2.19 million at June 30, 1999. This decrease in 1999 operating profits occurred due to a 4.2% reduction in the Company's gross profit margin, as a percentage of sales. This decrease is attributed, primarily, to losses absorbed by the Company on themed environment projects during the second quarter of 1999 in the Orlando, Florida facility. Additionally, the Company experienced a drop in gross profit margins, as a percentage of sales, in its point of purchase display products. This decrease is partially attributed to DMS' client diversification program as well as more intense competition for existing and new client business. The combination of diversification and competition has negatively impacted the historical gross profit margins, as a percentage of sales, in point of purchase display products. Gross profit margins, as a percentage of sales, generated by Trade show exhibits during the first six months of 1999 are similar to those generated during the same period during 1998. Selling and general/administrative costs, as a percentage of sales, fell from 19.1% during the first six months of 1998 to 16.3% during the first six months of 1999. This reduction, however, was not enough to offset the 4.2% lower gross profit margins recorded during the first six months of 1999 as compared with the first six months of 1998.

Other Income/(Expense)

Other (expenses) increased to ($446,000) during the first six months of 1999 as compared with ($320,000) during the first six months of 1998 predominantly due to interest expense attributable to the $13.5 million term debt associated with the December 31, 1997 acquisition of the DMS business and the Company's utilization of its revolving credit facility during the second quarter of 1999.

Income Taxes

The provision for income taxes, as a percentage of income before income taxes, remained constant, at 40% for the first six months of 1999 and 1998.

Net Income

Net income decreased to $1,049,672 ($.13 per diluted share) during the first six months of 1999 from $1,359,275 ($.17 per diluted share) during the first six months of 1998. This decrease is attributed to the lower gross profit margins and the related lower operating profits generated during the first six months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company reduced its June 30, 1999 cash balanced by $4.2 million when compared with December 31, 1998 balances and borrowed $4.0 million against its revolving credit facility as of June 30, 1999. This $8.2 million utilization of cash and credit, coupled with $2.3 million from six month net earnings plus depreciation and amortization, was used in the following areas of the business:
(a) to support $2.8 million of higher inventory balances, particularly with respect to point of purchase displays, (b) to support $1.7 million of higher trade receivables due to higher sales levels and a slower billing-collection turnaround time primarily due to the Company's implementation of its new information system, (c) to support payments to valued suppliers and sub-contractors, evidenced by a $3.0 million decrease in trade payables and accruals, (d) to provide the $800,000 of capital needed for investment in the new San Diego facility and the necessary renovations to the San Francisco facility and an additional $800,000 of capital needed for investments in systems and equipment, (e) to provide the capital for approximately $1.0 million of debt repayments against the $13.5 million term debt associated with the December 31, 1997 acquisition of DMS as well as scheduled principal payments to the sellers of the Orlando and San Francisco operations, and, (f) approximately $300,000 of cash used to acquire a minority interest in the Netherlands-based exhibit operation

Due to the Company's need for additional cash to meet the higher levels of accounts receivable and inventory related to the DMS operation, as well as cash needed for additional investment in systems and facilities, the revolving credit facility was expanded from $6.5 million to $9.0 million on June 30, 1999. This facility should meet the Company's working capital financing requirements through the balance of 1999.

The June 30, 1999, current ratio improved to 1.7:1 from the December 31, 1998 current ratio of approximately 1.5:1. Additionally, the Company's debt to worth ratio improved to 1.19:1 from 1.24:1, on the respective balance sheet dates of June 30, 1999 and December 31, 1998.

OUTLOOK

The Company expects continued sales growth from Trade show exhibits and Permanent/scenic displays during the balance of 1999. However, the growth in revenues during 1999 is not expected to translate into higher operating profits when compared with 1998 operating profits. The Company expects lower gross profit margins, as a percentage of sales, during 1999 than were recorded during previous years due to the lower margins expected from the Orlando facility and DMS.

The Company expects DMS' 1999 sales to fall approximately 6% below its 1998 sales levels. In response to this situation, the Company hired an experienced point of purchase displays sales manager to increase DMS' sales efforts and to achieve annual revenue growth approximating 10% to 15%. The impact of lower DMS sales during 1999 and the expected higher costs associated with diversifying its customer base will negatively impact the Company's overall 1999 operating profits when compared with the Company's overall 1998 operating profits.

As previously discussed, the Company absorbed significant losses on certain themed environment projects during the second quarter of 1999 due to poor management of the estimating and manufacturing processes for those projects. Accordingly, the Company replaced the Orlando-based manager with a seasoned manager experienced in estimating and production techniques. However, the Company anticipates gross profit margins on themed environments projects to fall below the historical gross profit margins achieved, as a percentage of sales, through the first quarter of the year 2000.

The planned expansion of the Company's Western Region created the need for a significantly larger facility in the San Diego area. As previously indicated, the Company moved into a new sales, production and storage facility in the San Diego area during June 1999. Simultaneously, the Company invested in a larger San Francisco facility as well as in additional personnel support for that facility. The Company expects to continue making additional investments in facilities, systems and personnel during 1999 within the Western Region. These expected investments may negatively impact the Company's operating profits during the balance of 1999 as compared with 1998 operating profits as management continues to build the Western Region infrastructure necessary to expand its market share in trade show exhibits and permanent/scenic displays.

As was the case during 1998, the Atlanta facility continues to produce exhibit work transferred from other facilities but has not generated new sales opportunities due to the inability to attract and retain experienced sales people in that region.

The Company's trade show exhibit client base of Fortune 1000 companies, as well as its Pacific Rim clients, continue to tightly manage their marketing budgets, which may negatively impact the Company's historic custom trade show exhibit margins.

Museum/productions sales volume during 1999 is expected to significantly exceed 1998 sales volume primarily due to successful cross-selling with existing trade show exhibit clients. Additionally, museum/productions sales staff has extended a significant amount of proposals which, if awarded, should positively impact year 2000 revenues.

The Company's minority investments in Abex Display System's Inc. and Abex Europe, Ltd. are not expected to generate returns on the Company's investment through the balance of 1999 primarily due to sluggish sales of portable/modular displays in both the United States and European markets. Similarly, Sparks Europe, another minority investment made by the Company during February 1999, is not expected to generate any significant return during the balance of 1999.

The Company began using its new management information system during January 1999. As expected, the Company experienced inefficiencies and transitional problems with respect to integrating the new system during the first six months of 1999, including extended billing-collection turnaround time and the need for additional temporary staff to assist in data processing. The billing slowdown has negatively impacted 1999 cash flow, resulting in the Company's need to use its' revolving credit facility. This situation is expected to continue through the balance of 1999. Management believes many of the expected transitional problems will be eliminated during the last six months of 1999. Replacement of the existing management information system hardware and software with state-of-the-art technology was necessary to position the organization to effectively meet the changing environment of information processing among its clients and suppliers as well as year 2000 issues. As part of the system integration, management is re-engineering Company processes and procedures, which has created additional inefficiencies, as employees learn the new procedures and modify their operations methods.

Management is committed to growing the Company working capital financiang requrements internally, while aggressively seeking acquisition possibilities that meet synergistic and financial-structure requirements. By following this strategy, the Company hopes to achieve its objective of increasing shareholder value.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The Company is evaluating the effects of this new statement and when to implement the new requirements. However, management currently believes the adoption of SFAS 133 will not have a material impact on the Company's consolidated results of operation, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; satisfying any potential year 2001 issues with no material adverse effect on operations; the effects of competition on products, pricing, and, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers:uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Companys' financial position and results of operations. The existing bank term debt bears a fixed rate of interest, 6.15%, plus an applicable spread from 75 to 100 basis points, dependent upon the Company's capitalization ratio, measured on a quarterly basis. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread, similar to the term debt requirements. The Company utilized up to $5.2 million of its $9.0 million revolving credit facility during the first six months of 1999. The Company holds a 20% equity interest in a United Kingdom based trade-show exhibit Company. Accordingly, the Company's financial positions and results of operations will not be significantly affected should foreign exchange rates fluctuate.


Environmental

The Company believes it is in compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to protection of the environment. The Company has not been identified by federal or state authorities as a potentially responsible party for environmental clean-ups at any of its sites.

Litigation

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



                                         MARLTON TECHNOLOGIES, INC.

/s/ Edmond D. Costantini, Jr.            /s/ Robert B. Ginsburg
-----------------------------            ----------------------
Edmond D. Costantini, Jr.                Robert B. Ginsburg
Chief Financial Officer                  President and Chief Executive Officer

Dated August 14, 1999