Form 10-Q
period 1999-09-30
MARLTON TECHNOLOGIES INC
filed 1999-11-15
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)

                           New Jersey                                            22-1825970
----------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

        2828 Charter Road, Suite 101                   Philadelphia                 PA             19154
----------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                 City                   State             Zip

              Issuer's telephone number                           (215) 676-6900
                                                                  --------------

             Former name, former address and former fiscal year, if changed since last report.


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes _X_     No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court

                        Yes ___     No___

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,329,265
---------
                        Transitional Small Business Disclosure Form (check one):

                        Yes ___     No_X_

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                              September 30,        December 31,
                              ASSETS                                               1999                 1998
                                                                              -------------        ------------
Current:
   Cash and cash equivalents                                                  $   587,800          $ 4,620,079
   Accounts receivable, net of allowance
     of $685,000 and $635,000 respectively                                     17,488,257           16,511,804
   Inventory                                                                   11,462,947            9,466,161
   Prepaids and other current assets                                            2,073,614            2,324,679
   Deferred income taxes                                                          602,000              740,000
                                                                              -----------          -----------
       Total current assets                                                    32,214,618           33,662,723

Investment in affiliates                                                        2,007,521            2,010,427
Deferred income taxes                                                                  --               43,000
Property and equipment, net of accumulated
   depreciation of $4,869,457 and $3,995,801                                    4,889,309            3,779,367
Rental assets, net of accumulated depreciation
   of $1,952,905 and $1,661,020, respectively                                   1,313,642            1,369,009
Goodwill, net of accumulated amortization of $2,147,991
   and $1,580,519, respectively                                                20,054,455           20,621,855
Other assets, net of accumulated amortization
   of $1,241,617 and $1,131,958, respectively                                     545,987              535,879
                                                                              -----------          -----------
       Total assets                                                           $61,025,532          $62,022,260
                                                                              ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long-term debt                                          $ 2,255,841          $ 1,950,790
   Accounts payable                                                             7,326,756            7,153,619
   Accrued expenses and other                                                   7,105,802           13,528,076
                                                                              -----------          -----------
       Total current liabilities                                               16,688,399           22,632,485
                                                                              -----------          -----------
Long term liabilities:
   Longterm debt, net of current portion                                      14,353,211            10,926,995
   Other long-term liabilities                                                    616,550              817,500
                                                                              -----------          -----------
       Total  long-term liabilities                                            14,969,761           11,744,495
                                                                              -----------          -----------
       Total liabilities                                                       31,658,160           34,376,980
                                                                              -----------          -----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par  shares authorized
     10,000,000; no shares issued or outstanding
   Common stock, $10 par  shares authorized
     50,000,000: 7,329,265 and 7,200,905 issued, respectively                     732,856              720,090
   Additional paidin capital                                                   30,352,745           30,009,409
   Accumulated (deficit)                                                       (1,606,552)          (2,972,542)
                                                                              -----------          -----------
   Less cost of 5,000 treasury shares                                            (111,677)            (111,677)
                                                                              -----------          -----------
       Total stockholders' equity                                              29,367,372           27,645,280
                                                                              -----------          -----------
       Total liabilities and stockholders' equity                             $61,025,532          $62,022,260
                                                                              ===========          ===========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the nine months ended                      For the three months ended
                                                          September 30,                                   September 30,
                                                   1999                    1998                  1999                     1998
                                               -----------             -----------           -----------              -----------
Net sales                                      $71,738,588             $68,725,833           $21,921,385              $24,358,068
Cost of sales                                   56,250,284              52,714,575            16,743,909               19,392,604
                                               -----------             -----------           -----------              -----------
   Gross profit                                 15,488,304              16,011,258             5,177,476                4,965,464
                                               -----------             -----------           -----------              -----------

Expenses:
   Selling                                       6,797,924               7,324,773             2,187,382                2,295,099
   Administrative and general                    5,199,695               4,947,546             1,694,461                1,512,396
                                               -----------             -----------           -----------              -----------
                                                11,997,619              12,272,319             3,881,843                3,807,495
                                               -----------             -----------           -----------              -----------
   Operating profit                              3,490,685               3,738,939             1,295,633                1,157,969
                                               -----------             -----------           -----------              -----------
Other income (expense):
   Interest income                                  66,548                 194,876                11,957                   36,697
   Interest (expense)                             (835,517)               (752,062)             (308,500)                (285,308)
   (Loss) from investments
     in affiliates, net                            (28,668)                                      (26,898)
   Other income                                     47,048                  90,442                19,232                  101,563
   Write down of investment in affiliate          (465,106)                                     (465,106)
                                               -----------             -----------           -----------              -----------
                                                (1,215,695)               (466,743)             (769,315)                (147,048)
                                               -----------             -----------           -----------              -----------
Income before provision for income taxes         2,274,990               3,272,196               526,318                1,010,921

Provision for income taxes                         909,000               1,306,000               210,000                  404,000
                                               -----------             -----------           -----------              -----------
Net income                                     $ 1,365,990             $ 1,966,196           $   316,318              $   606,921
                                               ===========             ===========           ===========              ===========
Income per common share:
   Basic                                              $.19                    $.27                  $.04                     $.08
   Diluted                                            $.18                    $.25                  $.04                     $.08





                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                            Common Stock           Additional
                                                                     -----------------------         Paid-in        Accumulated
                                                                       Shares        Amount          Capital          Deficit
                                                                     ---------      --------      ------------     -------------
Balance, December 31, 1998                                           7,200,905      $720,090      $30,009,409      ($2,972,542)
Issuance of shares in Sparks Europe acquisition                         70,160         7,016          221,004               --
Issuance of shares under compensation arrangements                      58,200         5,750          122,332               --
Net income for the nine months ended September  30, 1999                    --            --               --        1,365,990
                                                                     ---------      --------      -----------       ----------
Balance, September 30, 1999                                          7,329,265      $732,856      $30,352,745      ($1,606,552)
                                                                     =========      ========      ===========       ==========




                                                                                          Total
                                                                      Treasury        Stockholders'
                                                                        Stock            Equity
                                                                     ----------       -------------
Balance, December 31, 1998                                           ($111,677)       $27,645,280
Issuance of shares in Sparks Europe acquisition                             --            228,020
Issuance of shares under compensation arrangements                          --            128,082
Net income for the nine months ended September  30, 1999                    --          1,365,990
                                                                      --------        -----------
Balance, September 30, 1999                                          ($111,677)       $29,367,372
                                                                      ========        ===========



                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                           For the nine months ended September 30,
                                                                                 1999                    1998
                                                                             -----------              ----------
Cash flows provided by operating activities:
 Net income for the period                                                   $ 1,365,990              $1,966,196
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                                              1,842,600               1,470,934
    Write down of investment in affiliate                                        465,106
    Decrease in deferred tax asset                                               138,000                 556,000
    Other items                                                                  184,669                  (8,681)
 Change in assets and liabilities                                             (8,971,311)             (8,512,264)
                                                                             -----------              ----------
    Net cash (used in) operating activities                                   (4,974,946)             (4,527,815)
                                                                             -----------              ----------
Cash flows (expended through) investing activities:
 Acquisition of Steele Productions                                                                     (394,614)
 Capital expenditures                                                         (2,220,116)             (1,870,925)
 Cash paid for minority investments                                             (258,521)               (679,646)
 Other intangible assets acquired                                               (119,767)               (462,082)
                                                                             -----------              ----------
    Net cash (expended through) investing activities:                         (2,598,404)             (3,407,267)
                                                                             -----------              ----------
Cash flows provided by (expended through) financing activities:
Proceeds from issuance of common stock                                           100,000                 691,427
Proceeds from revolving credit facility                                       16,900,000               7,288,000
Repayments against revolving credit facility                                 (11,824,776)             (4,606,000)
Principal payments on longterm debt                                           (1,634,153)               (786,265)
                                                                             -----------              ----------
    Net cash provided by financing activities:                                 3,541,071               2,587,162
                                                                             -----------              ----------
(Decrease) in cash and cash equivalents                                       (4,032,279)             (5,347,920)
                                                                             -----------              ----------
Cash and cash equivalents  beginning of period                                 4,620,079               7,115,100

Cash and cash equivalents  end of period                                     $   587,800              $1,767,180
                                                                             ===========              ==========
Supplemental cash flow information:
 Cash paid for interest                                                      $   705,000              $  498,615
 Cash paid for income taxes                                                  $   744,000              $  435,925

Non-cash financing and investing activities:
 Issuance of common stock in connection with acquisition                     $   227,950              $  249,343
 Issuance of note in connection with acquisition                                      --              $  197,307
 Conversion of EDSI note receivable and advances
  as part of ADSI investment                                                          --              $1,343,317



            See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF ACCOUNTING POLICIES:

Basis of Presentation:

The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). Investments in affiliates, representing the Company's 20% or more but less than 50% investments, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments (primarily consisting of normal recurring accruals) have been made which are necessary to present fairly the financial condition as of September 30, 1999 and the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998, respectively. The December 31, 1998 condensed balance sheet data was derived from audited financial statements but does not includes all disclosures required by generally accepted accounting principles and may include certain account reclassifications for comparative purposes with the September 30, 1999 consolidated balance sheet.

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

Acquisitions:

On February 19, 1999, the Company paid $258,451 and issued 70,160 shares of its common stock for a 25% minority interest in Hans Uljee Explotatie en Beheer B.V. ("Uljee"), a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphics production, with annual sales approximating $8.0 million during 1998. Subsequent to the Company's 25% investment, Uljee changed its' name to Sparks Europe, B.V. ("Sparks Europe"). Should Uljee attain defined cumulative net income levels the Company will be required to pay an additional amount in Eurodollars and/or its' common stock, at the Company's option. During the first nine months of 1999, the Company included $1,693 in income from investments in affiliates, representing its' 25% interest in Sparks Europe's operating results from February 19, 1999 through September 30,1999.

Major Customers:

During the first nine months of 1999, no individual customer accounted for more than 10% of consolidated net sales. The Company does not anticipate that any customer will individually account for greater than 10% of consolidated net sales, on a calendar year basis, during 1999.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Per Share Data:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except for per share data):

                                                         Nine months ended              Three months ended
                                                           September 30                     September 30
                                                           ------------                     ------------
                                                      1999            1998            1999            1998
                                                      ----            ----            ----            ----
Net income                                          $1,366         $ 1,966           $ 316           $ 607
                                                    ======         =======           =====           =====
Weighted average common
 shares outstanding used to compute
 basic net income per common share                   7,231           7,208           7,231           7,195

Additional common shares to be issued
 assuming exercised of stock options,
 net of shares assumed reacquired                      571             817             427             851
                                                       ---             ---             ---             ---

Total shares used to compute diluted
 net income per common share                         7,802           8,025           7,658           8,046
                                                     =====           =====           =====           =====

Basic net income per share                            $.19            $.27            $.04            $.08
                                                      ====            ====            ====            ====
Diluted net income per share                          $.18            $.25            $.04            $.08
                                                      ====            ====            ====            ====


Options and warrants to purchase 670,000 shares of common stock at prices ranging from $3.88 to $7.00 per share and 266,000 shares of common stock at prices ranging from $5.00 per share to $7.00 per share, were outstanding at September 30, 1999 and 1998, respectively. These options and warrants were not included in the computation of diluted income per common share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

2. INVENTORY:

Inventory, as of the respective dates, consists of the following:

                                       September 30, 1999      December 31, 1998
                                       ------------------      -----------------
Raw Materials                               $  447,430             $  404,961
Work In Process                              7,127,798              6,330,634
Finished Goods                               3,795,674              2,730,566
                                          ------------             ----------
                                          $11,370,902              $9,466,161
                                          ============             ==========


3. INVESTMENT IN AFFILIATES:

At September 30, 1999, the Company's investments in affiliates consisted of a 25% interest in Abex Display Systems Inc. (ADSI), Los Angeles, California, a 20% interest in Abex Europe, Ltd. (Abex Europe) located in London, and a 25% interest in Sparks Europe located in the Netherlands.

During the third quarter of 1999, the Company recognized an impairment loss of approximately $465,000 related to its investment in Abex Europe. Abex Europe went into receivership on October 15, 1999, subsequently reorganized and is operating under a new name, Abex UK. The Company holds a 20% ownership in Abex UK. While the reorganization has allowed Abex UK to recently achieve marginal profitability, its future viability is uncertain and the Company has determined that a decline in value, deemed to be other than temporary, has occurred, requiring a write-down of its' investment.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. INCOME TAXES:

The components of the provision for income taxes for the respective nine month periods ended September 30 were as follows:

                                           1999                          1998
                                         --------                     ----------
          Currently payable
             Federal                     $700,000                     $  500,000
             State                         71,000                        250,000
                                         --------                     ----------
                                          771,000                        750,000
          Deferred:
             Federal                      138,000                        556,000
                                         --------                     ----------
                                         $909,000                     $1,306,000
                                         ========                     ==========

5. REVOLVING CREDIT FACILITY:

The Company replaced its' $6.5 million revolving credit facility with a $9.0 million facility, with the same lending institution, during the second quarter of 1999. As part of the amendment, the Company and bank modified financial convenants which are less restrictive to the Company, particularly with respect to the amount of debt the Company may undertake. The cost of borrowed funds from the amended revolving credit facility are similar to the costs of capital with respect to the $6.5 million facility.

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

During the third quarter of 1998, the Company completed a 20% equity investment in Abex Europe, Ltd. ("Abex Europe"), a producer of customized graphics and an assembler and distributor of ADSI products. This investment was made to assist the Company in expanding its international presence and to benefit ADSI, which is 25% owned by the Company. The Company wrote down this investment during the third quarter of 1999 due the October 15, 1999 placement of the Company into receivership under UK laws. The Company has subsequently been reorganized and is operating under a new name, Abex U.K., with the Company retaining a 20% interest in the new operation. See note 3 to the consolidated financial statements.

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

Management's aggressive growth plan, since the August 1990 acquisition of Sparks, has resulted in the dramatic expansion of the Company's client base, the development of new businesses and areas of expertise for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of new expertise for expansion of its products and services, and the extension into major geographic markets in the United States and internationally. Management believes the acquisitions and the continuing development of new areas of expertise will position the Company to increase its revenue base and move toward its goal of becoming a leading exhibits and environments company through the continued offering of expanded products and services to a larger customer network.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 as compared with three months ended September 30, 1998

Sales

                                           Three months ended
                                             September 30,
                                             (in thousands)

                                          1999          1998      % (decrease)
                                          ----          ----      ------------
Revenue sources

Trade show exhibits                       $8,252        $9,233         (11)%
Permanent/scenic displays                 13,669        15,125         (10)%
                                         -------        ------         -----
Total revenues                           $21,921       $24,358         (10)%
                                         =======       =======         =====

Total Company revenues for the three months ended September 30, 1999, as compared with the same period during 1998, decreased by approximately 10%, to $21.9 million from $24.4 million. Trade show exhibits, which includes business theater revenues from the San Francisco operation, experienced an 11% decrease in total revenues during the third quarter of 1999 as compared with third quarter 1998 total revenues due to the Company's loss of certain trade-show clients who had exhibited during the third quarter. Permanent/scenic displays, comprised of point of purchase displays, museum/productions sales and themed environments experienced a 10% decrease in third quarter 1999 revenues as compared with third quarter 1998 revenues. This decrease is due primarily to lower store fixture sales during the third quarter 1999 as compared with the related quarter during 1998.

Operating Profits

Despite the 10% loss of sales volume during the third quarter of 1999, as compared with the third quarter of 1998, the Company's operating profits increased by 12%, to $1,296,000 from $1,158,000 during the respective quarters of 1999 and 1998. This increase is attributed to higher gross profit margins achieved by Trade Shows and Permanent/Scenic revenue groups during third quarter 1999 as compared with third quarter 1998.

The Company's selling and general/administrative costs, as a percentage of sales, increased from 15.6% during the third quarter of 1998 to 17.7% during the third quarter of 1999. This percentage increase is primarily due to the lower sales volume achieved during the third quarter of 1999.

Other Income/(Expense)

Other (expense) increased from ($147,000) during the third quarter of 1998 to ($769,000) during the third quarter of 1999. This increase is predominately attributable to the $465,106 write-down of the Company's investment in Abex Europe, Ltd. during the third quarter of 1999. Interest (expense) increased from ($285,000) during the third quarter of 1998 to ($309,000) during the third quarter of 1999 due to the Company's higher utilization of the revolving credit facility during the third quarter of 1999.

Income Taxes

The provision of income taxes, as a percentage of income before income taxes, remained constant during the third quarters of 1999 and 1998, at approximately 40%.

Net Income

Net income decreased to $316,000 ($.04 per diluted share) during the third quarter of 1999 from $607,000 ($.08 per diluted share) during the third quarter of 1998. This decrease is attributed to the write-down of the Company's investment in Abex Europe, Ltd. during the third quarter of 1999. Exclusive of the impact of the $465,106 write-down, the Company's net income would have been $595,000 ( $.08 per diluted share) as compared with 1998 third quarter net income of $607,000 ($.08 per diluted share)

Backlog

The Company's backlog of orders as of September 30, 1999 and September 30, 1998 was approximately $24.0 million, and $23.0 million, respectively. The majority of the September 30, 1999 backlog will be converted into sales during the fourth quarter of 1998 and first quarter of 2000.

Nine months ended September 30, 1999 as compared with nine months ended September 30, 1998

Sales

Total Company revenues for the nine months ended September 30, 1999 as compared with the same period during 1998 increased by 4.4%, to $71.7 million from $68.7 million. Trade show exhibits sales increased by 6% during 1999 primarily due to additional revenues generated by the Philadelphia and San Francisco facilities. Permanent/scenic displays experienced a 4% increase in revenues for the nine month period ended September 30, 1999 as compared with the same period during 1998. Sales generated by EDSI approximated $400,000 during the first quarter of 1998 as compared with no recorded revenues during the first quarter of 1999, due to the exchange of the Company's investment in EDSI in connection with the Company's acquisition of a minority interest in ADSI as of February 1, 1998. Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998.



                                            Nine months ended September
                                                        30,
                                                   (in thousands)
Revenue sources                               1999        1998       % increase
---------------                               ----        ----       ----------
EDSI                                           ---        $ 400          ---
Trade show exhibits                        $35,561       33,580           6%
Permanent/scenic displays                   36,177       34,746           4%
                                           -------      -------           --
                Total revenues             $71,738      $68,726           4%
                                           =======      =======           ==

Operating Profits

Operating profits were down by 6%, on a nine month comparative basis, from $3.74 million at September 30, 1998 to $3.49 million at September 30, 1999. This decrease in 1999 operating profits occurred due to a 1.7% reduction in the Company's gross profit margin, as a percentage of sales. This decrease is attributed, primarily, to losses absorbed by the Company on themed environment projects during the second quarter of 1999 in the Orlando, Florida facility. Additionally, the Company experienced a 1.0% drop in gross profit margins, as a percentage of sales, on its point of purchase display products. This decrease is partially attributed to DMS' client diversification program as well as more intense competition for existing and new client business. While the combination of diversification and competition has negatively impacted the historical gross profit margins, as a percentage of sales, in point of purchase display products, the investments made by the Company in its' client diversification program has resulted in additional orders from new customers to be fulfilled during the year 2000. Gross profit margins, as a percentage of sales, generated by Trade show exhibits during the first nine months of 1999 are approximately 1% higher than those generated during the same period during 1998. Selling and general/administrative costs, as a percentage of sales, fell from 17.9% during the first nine months of 1998 to 16.7% during the first nine months of 1999. This reduction of selling, general and administrative costs, however, fell short of fully offsetting the lower gross profit margins recorded during the first nine months of 1999 as compared with the first nine months of 1998.

Other Income/(Expense)

Other (expense) increased from ($467,000) during the first nine months of 1998 to ($1,215,000) during the first nine months of 1999. This increase is predominately attributable to the $465,106 write-down of the Company's investment in Abex Europe, Ltd. during the third quarter of 1999. Interest (expense), net of interest income, increased from ($558,000) during the first nine months of 1998 to ($769,000) during the first nine months of 1999 due to the Company's increased utilization of its' revolving credit facility during 1999.

Income Taxes

The provision for income taxes, as a percentage of income before income taxes, remained constant, at 40% for the first nine months of 1999 and 1998.

Net Income

Net income for the respective nine month periods ended September 30, 1998 and 1999 decreased from $1,966,000 ($.25 per diluted share) to $1,366,000 ($.18 per diluted share) due to lower gross profits achieved during the first nine months of 1999 from the Permanent/scenic revenue group. Additionally, the negative impact from the third quarter 1999 write-down of the Company's minority investment in Abex Europe, Ltd. of $465,106, and, higher interest expense related to the Company's increased utilization of the revolving credit facility during 1999, also contributed to this decrease.

Exclusive of the impact from the third quarter of 1999 write-down of the Company's minority investment in Abex Europe, Ltd., the Company's net income for the nine months ended September 30, 1999 would have been $1,644,000 ($.21 per diluted share) as compared with net income of $1,966,000 ($.25 per diluted share) for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company reduced its September 30, 1999 cash balances by $4.1 million when compared with December 31, 1998 balances and borrowed $5.1 million against its revolving credit facility as of September 30, 1999. This $9.2 million utilization of cash and credit, coupled with $4.0 million from nine month net earnings and non-cash expenses, was used in the following areas of the business:
(a) to support $2.0 million of higher inventory balances, particularly with respect to point of purchase displays, (b) to support $1.0 million of higher trade receivables due to higher annual sales levels (c) to support payments to valued suppliers and sub-contractors, evidenced by a $1.1 million decrease in trade payables and cash-related accruals, exclusive of a $3.5 million decrease in customer deposits and $600,000 decrease in non-cash related accruals, (d) to provide $800,000 of capital needed for investment in the new San Diego facility and renovations to the San Francisco facility, and an additional $1.4 million of capital needed for investments in systems, equipment, and rental assets (e) to provide the capital for approximately $1.6 million of debt repayments against the $13.5 million term debt associated with the December 31, 1997 acquisition of DMS as well as scheduled principal payments to the sellers of the Orlando and San Francisco operations, and, (f) approximately $300,000 of cash used to acquire a minority interest in the Netherlands-based exhibit operation

Due to the Company's need for additional cash to meet the higher levels of accounts receivable and inventory related to the DMS operation, as well as cash needed for additional investment in systems and facilities, the revolving credit facility was expanded from $6.5 million to $9.0 million on June 30, 1999. This facility should meet the Company's working capital financing requirements through the balance of 1999.

The September 30, 1999, current ratio improved to 1.9:1 from the December 31, 1998 current ratio of approximately 1.5:1. Additionally, the Company's debt to worth ratio improved to 1.08:1 from 1.24: 1, on the respective balance sheet dates of September 30, 1999 and December 31, 1998.

OUTLOOK

The Company expects fourth quarter 1999 sales, supported by higher expected Trade Show exhibit revenues, to exceed fourth quarter 1998 sales. The significantly lower gross profit margins experienced in the themed environment revenue group during the second quarter of 1999 have been addressed and the Company does not anticipate a recurrence of that poor performance during the fourth quarter of 1999. While fourth quarter 1999 revenues from store displays expect to fall below 1998 fourth quarter revenues, the Company is encouraged by recent orders from new customers as part of the client diversification program begun in 1999. Fourth quarter 1999 sales volume from museums/productions should significantly exceed fourth quarter 1998 generated by that sales group. This sales group, to date, has not been awarded significant museum contracts for which it recently had competed.

The Company will continue to invest resources into the Western Region in an effort to increase market share in both trade show exhibits and Permanent/scenic displays. During the fourth quarter of 1999, the Company's Atlanta and Philadelphia trade show groups were individually awarded two separate, significant trade show exhibit programs from Fortune 1000 clients which should contribute to the sales growth during the year 2000.

The Company's minority investments in Abex Display Systems, Inc., the Los Angeles based portable/modular display company, continues to operate at marginal levels. This performance is expected to continue during the balance of 1999. As discussed in note 3 to the consolidated financial statements, Abex Europe, Ltd. went into receivership on October 15, 1999 and has been reorganized under a new name, Abex UK. While the Company retains a 20% interest in this new company, it does not expect to see any significant impact over the next twelve months from this investment. The Company's 25% minority investment in Sparks Europe has shown only marginal results during the first nine months of 1999 and no significant impact is expected during the fourth quarter of 1999.

The implementation of the new management information system is continuing throughout the Company. As part of that implementation, the Company has re-defined certain business processes which are being used at each location during the fourth quarter of 1999. These processes have been developed to standardize and streamline the method of operation and procedures within each of the Company's facilities.

Management is committed to growing the Company internally, while aggressively seeking acquisition possibilities that meet synergistic and financial-structure requirements. By following this strategy, the Company hopes to achieve its objective of increasing shareholder value.

Year 2000 Readiness Disclosures:

The following statements include "Year 2000 Information and Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. During January 1999, the Company switched to its new management information system, which is year 2000 compliant, based on the software applications and business programs acquired and installed during 1998. All software packages are standard "off the shelf" business systems whose developers have determined them to be Y2K compliant. Management is relying upon the software developers (e.g. Microsoft, Solomon, ADP, etc.) programming adjustments to meet all necessary Y2K issues. The Company expended approximately $1.7 million for hardware, software, and implementation of the new management system during 1998 and the first nine months of 1999. The Company expects to invest an additional $400,000 for completion of the MIS project, including new or upgraded hardware for Company personnel, modification of certain software packages to the latest release version and additional implementation and training costs. The Company has not formally assessed and evaluated the state of readiness of its customers and suppliers. Certain customers/vendors have requested information from the Company regarding its Y2K readiness. Additionally, some suppliers have confirmed to the Company their internal Y2K readiness.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Companys' financial position and results of operations. The existing bank term debt bears a fixed rate of interest, 6.15%, plus an applicable spread from 75 to 100 basis points, dependent upon the Company's capitalization ratio, measured on a quarterly basis. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread, similar to the term debt requirements. The Company utilized up to $7.0 million of its $9.0 million revolving credit facility during the first nine months of 1999. The Company retains a 20% equity interest in a United Kingdom based trade-show exhibit Company, Abex UK. Accordingly, the Company's financial positions and results of operations will not be significantly affected should foreign exchange rates fluctuate.

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



                           MARLTON TECHNOLOGIES, INC.

/s/ Edmond D. Costantini, Jr.                   /s/ Robert B. Ginsburg
-----------------------------                   ------------------------------
Edmond D. Costantini, Jr.                       Robert B. Ginsburg
Chief Financial Officer                         President and Chief Executive
                                                Officer






Dated September 15, 1999