Form 10-K
period 1999-12-31
MARLTON TECHNOLOGIES INC
filed 2000-03-30
CIK 96988

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1999

Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                (Name of Registrant as specified in its charter)

                   New Jersey                         22-1825970
                   ----------                         ----------
            (State of incorporation)       (IRS Employer Identification Number)


       2828 Charter Road, Philadelphia, PA                   19154
       -----------------------------------                   -----
    (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code:    (215) 676-6900
                                                         --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

  Title of each class:                           Name of each exchange:
  ----------------------------------             ----------------------------
  Common Stock, $.10 par value                   American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Exchange Act:  NONE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ________

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 2000 was $10,671,972. As of March 20, 2000, there were 7,326,765 shares of Common Stock, $.10 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by reference into this Form 10-K.

(i) Information from the Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 10, 11, 12 and 13.





Exhibit Index appears on Page 14

                                     PART I
ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Marlton Technologies, Inc. (the "Company") was incorporated as a New Jersey corporation in 1966. The Company's business was related to computerized electronic telecommunication systems until 1988 when it sold substantially all of its operating assets.

On August 7, 1990, the Company acquired the business of Sparks Exhibits Corp. ("SEC") in Philadelphia, Pennsylvania. SEC custom designs and manufactures sophisticated trade show exhibits, displays, architectural and museum interiors, graphics and signage, provides trade show services, and designs and sells portable/modular exhibits. During the fourth quarter of 1990, the Company acquired the accounts and assets of the trade show exhibit division of a competitor and also established a portable exhibits group. The Company subsequently formed (i) Sparks Exhibits, Inc. ("Exhibits") during July 1991 in the Atlanta, Georgia area, (ii) Sparks Exhibits, Ltd. ("Limited") during July 1992 in the San Diego, California area, and (iii) Sparks Exhibits Incorporated ("Incorporated") during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit design and manufacturing companies. During April 1996, the Company acquired the stock of Piper Productions, Inc. ("Piper") in Orlando, Florida, and during December 1997 the operations of Incorporated were combined into Piper. In addition to Incorporated's trade show exhibit business, Piper produces business theater, theme park attractions, themed interiors, theatrical scenery and special effects. On December 31, 1997, the Company acquired DMS Store Fixtures Corp. ("DMS") in King of Prussia, Pennsylvania, which was subsequently relocated to the Company's Philadelphia Pennsylvania location in March 2000. DMS supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. On April 1, 1998, the Company acquired a San Francisco, California-based producer of exhibit properties for industrial and corporate theater events and subsequently changed the name of the acquired company to Sparks Productions Ltd. ("Productions"). In 1999, as part of its nationwide branding and marketing strategy, the Company changed the business names of all of its operating subsidiaries except DMS to Sparks Exhibits & Environments (collectively "Sparks"). Currently, all of the Company's operating revenues are derived from Sparks and DMS.

On February 1, 1998, the Company exchanged its 51% interest in a jointly-owned subsidiary and paid cash to Abex Display Systems, Inc. ("Abex") for a 25% interest in Abex, a portable/modular trade show exhibit manufacturer based in Los Angeles, California. On August 1, 1998, the Company acquired a 20% equity interest in Abex Europe, Ltd. ("AEL"), a United Kingdom corporation which markets, assembles and distributes portable/modular exhibit products and produces graphics. In October 1999, AEL went into receivership under UK law, and a new UK corporation, Abex Display UK Ltd. ("Abex UK") was formed to purchase AEL's assets and continue AEL's business. The Company owns 25% of Abex UK. In February 1999, the Company acquired a 25% equity interest in an Amsterdam, Netherlands area trade show exhibit design and manufacturing company, which simultaneously changed its name to Sparks Europe, B.V. ("Sparks Europe").

The Company's investments in Abex, Abex UK and Sparks Europe are accounted for using the equity method with the Company recognizing its pro-rata portion of Abex, Abex UK and Sparks Europe operating results.

BUSINESS DESCRIPTION

Products and Services

The Company is engaged in the design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors and retailers. Clients include industry, government, entertainment and commercial establishments. Graphics and exhibit designers develop and manage custom design requirements from concept through final construction, employing sophisticated computer-aided design software and hardware. In-house graphics facilities provide a wide range of capabilities, and state of the art computerized design and production of graphics. Electronics and audiovisual capabilities include on-staff electronic specialists, consultants, and vendor relationships which provide multi-media equipment and programs, interactive program production and customized software and hardware applications. The Company provides full service trade show exhibit services, including coordination, refurbishing, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects costing in excess of $200,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through Sparks Europe or an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. The Company produces sophisticated themed exhibits for educational and entertainment venues such as museums, theme parks and theaters. Typically, the customer or its design firm prepares the design for the Company to fabricate using carpentry, sculpture, metal working and scenic artist skills. The Company is also engaged in the business of supplying custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to a third-party factory for production. The Company utilizes various manufacturers with whom it has developed long-standing business relationships for the production of its products. These manufacturers work closely with an experienced project management team. Custom store fixture opportunities includes outfitting new retail stores and remodeling existing stores, including specialty apparel chains, "category killer" stores, department stores, outlet stores, supermarkets, building supply stores and drug stores. The Company made no significant disbursements during any of the last three fiscal years for research and development activities.

Marketing and Distribution

Sales by the Company to domestic customers for both domestic and international use are solicited through internal sales and marketing groups. Purchase of sophisticated exhibits and environments usually involves a substantial dollar commitment by the customer, and significant expertise is required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and manufacturing of sophisticated exhibits and environments and to comply with internal profitability requirements. Sales are typically made directly to the end user of the product or service. In addition to the sales personnel, senior officers devote substantial time and effort to sales and marketing activities.

Manufacturing and Raw Materials

The Company designs, develops and manufactures custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehousemen. Specialty items such as steel work and studio production are subcontracted. The Company also subcontracts to Sparks Europe and others the manufacture of exhibits for foreign trade shows. The Company coordinates shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently stores the exhibit for the customer. For scenic projects, the Company employs scenic carpenters and metal workers to fabricate scenery which is painted by skilled scenic artists. The Company utilizes a network of manufacturers for the production of its store fixture and display products. Raw materials for custom, scenic and portable exhibits, store fixtures and displays, as well as subcontractors for specialty work, have historically been available on commercially reasonable terms from various vendors. Portable exhibit configurations, together with graphics and signage, are typically designed by the Company for a client and are purchased from Abex or unrelated manufacturers for resale. Graphics and signage may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Company has obtained such distribution rights from Abex, its primary source of portable exhibits.

Seasonality of Business

Trade shows traditionally occur regularly throughout the year with the exception of the third quarter when business to business trade shows are historically at a low point. Trade show activities in specific industries, such as health care and telecommunications, tend to be a function of seasonal show schedules within those industries. The custom store fixture business tends to be slower during the fourth and first quarters due to retailers' desires not to install or plan new fixtures during their traditionally busy year-end season. The Company seeks new clients and sales people with client bases in different industries to reduce the effects of the slower sales periods. Additionally, the Company offers other products and services, such as sales of scenic and themed exhibits, portable/modular exhibits, and permanent exhibits which tend to be less seasonal in nature, and in certain cases, manufacturing can be spread over longer periods of time.

Working Capital

The Company's working capital requirements are fulfilled by funds generated through operations and revolving credit facilities. Working capital requirements are generally not affected by project size requirements or accelerated delivery for major trade show exhibit, scenic and themed exhibit customers due to general policies of progress billing on larger jobs. However, custom store fixtures are generally produced upon receipt of purchase orders from large retailers, but are held in inventory and are not billed to the customer until delivery requisitions are issued by the customer. The Company does not require continuous allotments of raw materials from suppliers and does not generally provide extended payment terms to customers.

Significant Customers

One customer accounted for 12% of consolidated net sales in 1999 and 13% of accounts receivable at December 31, 1999. During 1998, a different customer accounted for 16% of consolidated net sales. The loss of one or both of these customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operation. Although the Company has taken steps to diversify its customer base during 1999, the Company expects its reliance on these two customers to continue at least through 2000.

Backlog

Backlog of orders at December 31, 1999 and 1998 was approximately $30.8 million and $27.0 million, respectively. Generally, backlog of orders are recognized as sales during the subsequent six month period. The entire current backlog relates to expected 2000 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities. There are also a significant amount of proposals outstanding with current and prospective clients.

Competition

The Company competes with other companies offering similar products and providing similar services on the basis of price, quality, performance, financial resources, and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit, retail store fixture and display, and portable exhibits sales markets include a large number of national and regional companies, some of which have substantially greater sales and resources than the Company. In addition to its Philadelphia, Atlanta, San Diego, San Francisco and Orlando manufacturing facilities, the Company utilizes its national and international affiliations and relationships to meet customers needs in other geographic areas. Due to the lack of specific public information, the Company's competitive position is difficult to ascertain.

Environmental Protection

The Company's compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect upon its capital expenditures, earnings and competitive position.

Employees

The total number of persons employed by the Company is approximately 375 of which 370 are full-time employees. The Philadelphia, PA, operations have a three-year labor contract expiring June 30, 2001 and a three year labor contract expiring November 14, 2001, and the San Carlos, CA operations have a three year labor contract expiring December 31, 2002.

ITEM 2. PROPERTIES

The Company currently leases five primary facilities as follows:

                        SQUARE
   LOCATION            FOOTAGE    PURPOSE
   --------            -------    -------
   Philadelphia, PA    250,000    Office, showroom, warehouse & manufacturing
   Austell, GA          81,000    Office, showroom, warehouse & manufacturing
   El Cajon, CA        150,000    Office, showroom, warehouse & manufacturing
   Orlando, FL          45,000    Office, warehouse & manufacturing
   San Carlos, CA       42,000    Office, warehouse & manufacturing
                      --------
                       568,000

The Company's subsidiaries also have five sales offices of under 1,000 square feet each. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 1999, based on normal five-day operations, and are adequate for operations in 2000, including any foreseeable internal growth. The Company does not anticipate significant difficulty in acquiring additional space, if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. The resolution of pending legal matters should not have a material effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sales prices of the Common Stock, par value $.10 per share, of the Company on the American Stock Exchange:

                                 1999                         1998
                                 ----                         ----
      QUARTER            HIGH            LOW            HIGH         LOW
      -------            ----            ---            ----         ---
         1               5-1/8            3            7-5/8        4-3/4
         2               5-1/4          3-5/8          7-5/16         6
         3                 4           2-1/16          6-5/8        2-3/4
         4              3-3/16          1-1/2          5-1/2        3-5/8

No dividends were paid during the past two fiscal years. The Company currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. However, the Company's bank loan agreement provides that the Company may not pay dividends to its shareholders without the bank's prior consent. Unless the bank's consent is obtained, this restriction will preclude the Company from paying dividends.

As of March 20, 2000, there were 965 holders of record of the Company's Common Stock.

In September 1999, 50,000 shares of Common Stock were sold to a manager of the Company, at a price of $2.00 per share. In addition, during 1999, 3,575 shares of Common Stock were issued to 3 employees at the price of $2.80 per share pursuant to the exercise of stock options. There were 7,125 shares of Common Stock awarded to eight managers of the Company during 1999. In February 1999, 70,160 shares were issued at a price of $ 3.25 per share to the 2 sellers of a 25% equity interest in Sparks Europe. No underwriter was employed in any of these transactions. These sales were isolated transactions involving sophisticated purchasers and employees, and were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, and were in conformity with Rule 701 or Regulation D promulgated thereunder.

ITEM 6.            SELECTED FINANCIAL DATA


                                                SELECTED FINANCIAL DATA
                                            For the year ended December 31,

                                1999                 1998              1997              1996              1995
                                ----                 ----              ----              ----              ----

TOTAL ASSETS                 $60,201,712          $62,022,260       $54,113,255        $22,190,615       $16,607,893
LONG-TERM OBLIGATIONS         11,157,613           11,744,495        12,243,312            457,440           991,894

OPERATIONS:
  Net sales                   94,583,824           91,134,034        48,715,828         38,315,600        27,671,763
  Operating profit             4,435,696            5,314,926         2,273,976          1,345,863           739,023
  Net income                  $1,722,167(1)        $2,820,631        $2,003,316         $2,340,153(4)     $1,252,814

BASIC NET INCOME PER
 COMMON SHARE (2)                   $.24                 $.40              $.42               $.52              $.32

DILUTED NET INCOME PER
 COMMON SHARE (2)                   $.22(3)              $.35(3)           $.36(3)            $.45(3)           $.32(3)

CASH DIVIDENDS                      -0-                  -0-                -0-               -0-                -0-


(1) Includes an impairment loss of $279,000 ($465,000 before income taxes) for a write-down of the Company's investment in Abex Europe.

(2) Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.

(3) Diluted net income per common share does not reflect elimination of non-recurring items and the application of comparable income tax provisions. See MD&A "Net Income" analysis.

(4)  Includes a $708,000 gain from contractual amendments, net of income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors and retail stores for clients in industry, government, entertainment and commercial establishments.

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

During July 1993, the Company and Abex Display Systems, Inc. ("ADSI"), an unaffiliated portable/modular trade show exhibit manufacturer based in Los Angles, California, entered into an agreement to organize a new California corporation, Expose Display System, Inc. ("EDSI"). The Company acquired 51% of EDSI with ADSI acquiring the balance. EDSI granted to ADSI exclusive worldwide distribution and marketing rights for Expose, a portable display product, through December 2005. Effective February 1, 1998, the Company exchanged its 51% majority interest in EDSI and paid approximately $180,000 in cash, for a 25% interest in ADSI.

During April 1996, the Company acquired Piper Productions, Inc. ("Sparks Florida") of Orlando, Florida which produces permanent displays, including business theaters, theme park attractions, themed interiors, theatrical scenery and special effects.

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

On April 1, 1998, the Company acquired Rusty Hinges, Inc. located in the San Francisco, California area, which produces exhibit properties for industrial and corporate theater events throughout the United States. The Company subsequently changed the name of this business to Sparks Productions Ltd.

During February, 1999, the Company invested in a 25% interest in a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphics production, which subsequently changed its name to Sparks Europe, B.V. ("Sparks Europe"). This investment should assist the Company to expand its international presence.

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

RESULTS OF OPERATIONS

1999 AS COMPARED WITH 1998

SALES

                                 (in thousands)
                                                                    % INCREASE
REVENUE SOURCES                             1999       1998         (DECREASE)
---------------                             ----       ----         ----------

Trade show exhibits                       $47,265     $41,777           13%
Permanent/scenic displays                  47,319      48,957           (3)
EDSI                                          ---         400         (100)
                                          -------     -------        -----
                   Total revenues         $94,584     $91,134            4%
                                          =======     =======        =====

Total net sales increased $3.5 million, or 4%, in 1999 as compared with 1998, led by higher sales of trade show exhibits, which grew $5.5 million, or 13%. The increase in sales of trade show exhibits was principally attributable to a full year of sales for significant new clients secured near the end of 1998, resulting from the Company's continuing initiatives focused on client expansion. Net sales of permanent/scenic displays, comprised primarily of the DMS business acquired at the end of 1997 and the Sparks Florida ("permanent displays") business acquired in 1996, decreased $1.6 million, or 3%. This decrease was the net result of lower sales for DMS, partially offset by higher sales for permanent displays. Lower sales for DMS were due in large part to a decrease in purchases by a large client, and higher sales for permanent displays were the result of securing new clients during 1999. There were no sales in 1999 for EDSI as a result of an exchange of EDSI in connection with the acquisition of a minority interest in ADSI as of February 1, 1998.

OPERATING PROFITS

Operating profits decreased $0.9 million, or 16.5%, to $4.4 million in 1999 from $5.3 million in 1998. This decrease was principally attributable to lower operating profits generated by the permanent displays business as well as to lower sales for DMS. The permanent displays operating profit decrease resulted, in large part, to bids on large jobs that did not provide adequate profit margins. Management has taken steps to improve the bidding and production control process and believes that a recurrence of significant jobs providing inadequate profit margins in the future is unlikely. Selling expenses decreased to 9.8% of net sales in 1999 from 10.6% in 1998, while administrative and general expenses increased to 8.1% of net sales in 1999 from 7.3% in 1998. The decrease in selling expenses was due in large part to lower variable expenses incurred by DMS and to lower sales commission rates incurred for certain new clients for the trade show exhibit business. The increase in administrative and general expenses was principally attributable to higher depreciation related to investments in computer systems and to improvements in the Company's facilities in the western United States.

OTHER INCOME (EXPENSE)

Interest income decreased to $136,896 in 1999 from $240,645 in 1998 due to lower average cash balances, which was largely the result of reductions in accounts payable and other accrued expenses. Interest expense increased $122,509 in 1999 primarily due to short-term borrowings from the Company's revolving credit facility necessary to meet working capital requirements. A loss of $45,406 was incurred in 1999 from investments in affiliates as compared with income of $14,464 in 1998. A write-down of $465,106 was incurred in 1999, related to a write-down of the Company's investment in Abex Europe, which went into receivership on October 15, 1999.

INCOME TAXES

The provision for income taxes, as a percentage of net sales, increased to 41% in 1999 as compared with 38% in 1998. This increase was principally attributable to non-deductible goodwill amortization.

NET INCOME

Net income decreased to $1.7 million ($.22 per diluted share) in 1999 from $2.8 million ($.35 per diluted share) in 1998. The decrease was principally attributable to lower operating profit generated by the permanent displays business, lower sales for DMS, the write-down of investment in the Abex Europe affiliate and the higher income tax expense.

Backlog

The Company's manufacturing backlog of orders was approximately $30.8 million as of December 31, 1999 as compared with $27 million as of December 31, 1998.

1998 AS COMPARED WITH 1997

NET SALES

                                 (in thousands)
                                                                  % INCREASE
REVENUE SOURCES                         1998          1997        (DECREASE)
---------------                         ----          ----        ----------
Trade show exhibits                    $41,777      $32,659           28%
Permanent/scenic displays               48,957       11,329          332
EDSI                                       400        4,728          (92)
                                       -------      -------        -----
            Total revenues             $91,134      $48,716           87%
                                       =======      =======        =====


Total net sales for 1998, as compared with 1997, increased by 87%, to $91.1 million from $48.7 million. Approximately 74% of the overall sales increase during 1998 was due to sales generated by the December 31, 1997-acquired DMS business, which is included as part of permanent/scenic displays revenues. Trade show exhibits generated $9.1 of the overall $42.4 million increase in total sales for 1998 as compared with 1997, reflecting the Company's continuing program of client expansion. Permanent/scenic displays, comprising DMS, museum/productions, permanent displays and the April 1998-acquired Sparks Productions Ltd., experienced a $37.6 million increase in 1998 sales as compared with 1997 revenues. Exclusive of the sales generated by the December 31, 1997-acquired DMS, total sales for permanent/scenic displays increased during 1998 over 1997 revenues by 155%. This significant increase during 1998 was predominately due to expanding the scope of services in permanent display projects and the sales from Sparks Productions Ltd. Sales generated by EDSI amounted to $4.7 million during 1997 as compared with only $0.4 million during 1998 due to the exchange of EDSI in connection with the acquisition of a minority interest in ADSI as of February 1, 1998 (see Note 6 to the consolidated financial statements). Sales and the related costs of operations generated by EDSI, formerly a consolidated 51% owned subsidiary of the Company, were recorded through January 31, 1998. Subsequent to the previously described exchange with ADSI, the Company recorded its pro-rata equity interest in ADSI's net profits using the equity method of accounting. Accordingly, sales and related costs from EDSI's operations are not reflected in the Company's consolidated statement of operations subsequent to January 31, 1998.

OPERATING PROFITS

Operating profits more than doubled to $5.3 million during 1998 from approximately $2.3 million during 1997. The increase in 1998 operating profits occurred despite a 4.6% decrease in the gross profit margin, as a percentage of sales, during 1998 as compared with 1997. This decrease is predominantly due to lower gross profit margins on sales generated by the December 31, 1997-acquired DMS. Due to the additional sales from DMS during 1998, a larger percentage of 1998 total revenues were generated by permanent/scenic displays. In addition to the lower gross profit margins relative to DMS, the Company experienced a lower gross profit margin on a specific museum project during 1998. This project was bid at a lower gross profit margin due to its large size and the competitive environment surrounding the project. In an effort to expand its opportunities in permanent display projects, the Company made investments in specialized production and installation techniques on these particular projects, which negatively impacted overall gross profit margins. While permanent/scenic displays caused lower overall gross profit margins, the additional sales they generated significantly contributed to the absorption of fixed overhead, selling, and general and administrative costs. Accordingly, the 4.6% lower gross profit margin percentage was more than offset by 5.8% lower selling and administrative and general costs, as a percentage of sales, during 1998 as compared with 1997 selling and administrative and general costs.

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

NET INCOME

Net income increased to $2,820,631 ($.35 per diluted share) during 1998 from $2,003,316 ($.36 per diluted share) during 1997. This increase is attributed to the higher sales levels and related operating profits generated during 1998. Additionally, the tax provision during 1998, as a percentage of income before income taxes, increased to 38% from the 24% tax provision rate in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company's cash balance decreased $3.8 million as a result of several factors, the most significant of which were reductions in accounts payable and accrued expenses, significant capital expenditures and an increase in inventories. Accounts payable and accrued expenses were reduced by $4.3 million to improve relations with valued suppliers and sub-contractors. Capital expenditures of $2.8 million were incurred to improve the Company's computer systems and to upgrade several facilities. Inventories were increased by $2.2 million to improve customer service for DMS and as a result of higher work in process inventories related to both new and existing trade show exhibit clients contracted for delivery in the first quarter of 2000. These reductions in cash were partially offset by depreciation and amortization of $2.6 million and net income of $ 1.7 million.

The Company borrowed $13.0 million and repaid $11.4 million under its revolving credit facility during 1999 to finance its working capital needs. There were borrowings of $1.6 million outstanding under the revolving credit facility and $0.8 million under a short-term construction loan as temporary financing for a facility expansion at December 31, 1999. The balance of a term loan incurred in connection with the DMS acquisition was reduced by $1.9 million to $10.6 million at December 31, 1999, in accordance with the term loan agreement. The Company was in compliance with its bank covenants as of December 31, 1999.

The Company's current ratio at December 31, 1999 improved slightly to 1.6:1 as compared with 1.5:1 at December 31, 1998, and the total liabilities to net worth ratio improved to 1.03:1 at December 31, 1999 from 1.24:1 at December 31, 1998.

SUBSEQUENT EVENT

On January 21, 2000, the Company restructured its bank debt with an amended revolving credit facility, providing for borrowing capacity up to $30 million. This new facility, which matures on January 21, 2005, was used to refinance the term loan and is intended to finance capital expenditures, permitted acquisitions and other working capital requirements as needed. The new facility is collateralized by all of the Company's assets and bears interest at rates based on the LIBOR, adjusted for applicable spreads ranging from 1.25% to 2.5%. The Company is subject to an annual commitment fee of 1/4% on the average unused portion of the revolving credit facility. This new facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios, and restricts the Company's ability to pay dividends. Loan origination fees totaling approximately $540,000, comprised of $440,000 of cash payments and issuance of 37,210 shares of the Company's common stock, will be amortized over five years.

OUTLOOK

The Company expects continued sales growth from trade show exhibits and improved sales from permanent/scenic displays during 2000. The investment in Sparks Europe in February 1999 was made to expand the Company's international presence throughout the European markets during 2000 and beyond. The lower gross profit margins experienced in 1999 are expected to improve in 2000 as management has taken steps to improve the management talent in the Sparks Florida permanent displays business, and has invested in new management talent in its western region facilities. Management believes that the trade show exhibit client base of Fortune 1000 companies will continue to tightly manage their marketing budgets, which may impact the Company's trade show exhibit profit margins. The Company has upgraded several facilities and continues to pursue operating efficiency improvements to mitigate the impact of margin pressure from its client base.

The Company converted its management information system at the beginning of 1999 and incurred inefficiencies as a result of the transition. This upgrade of both hardware and software is expected to better position the Company to manage the business and to meet the changing environment of information requirements of its clients and suppliers during 2000 and beyond.

Management plans ongoing investment in human resources, particularly for new sales executives and support staff to create long term growth opportunities, and believes that these investments combined with the new debt capacity, which may be used for acquisitions, will provide future opportunities for continued growth and business expansion.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. When used in this report, the words "intends," "believes," "anticipates" and similar words are used to identify these forward looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; the effects of competition on products, pricing, and, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

YEAR 2000 DATE CONVERSIONS

The Company completed a major project of converting its computer systems to year 2000 compliant software during 1999. The Company expended approximately $1.3 million in 1999 and $1.7 million during 1998 and 1997 in connection with this project. There were no significant disruptions to business operations during the first quarter of 2000 related to the Company's computer systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Companys' financial position and results of operations. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

Items 10, 11, 12 and 13 have been omitted from this report, in accordance with General Instruction G (3), since the Company will file with the Commission a definitive proxy statement, involving the election of directors, pursuant to Regulation 14A within 120 days after the close of its fiscal year. Accordingly, relevant information contained in such definitive proxy statement is incorporated herein by reference.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                            EXHIBIT
                                                                                              PAGE
                                                                                              ----
(a)   The following documents are filed as part of this report:

      (1)    Financial Statements:

                Report of Independent Accountants                                                18

                Consolidated Statements of Net Income for the years ended December 31, 1999,
                1998 and 1997                                                                    19

                Consolidated Balance Sheets, December 31, 1999 and 1998                          20

                Consolidated Statements of Changes in Stockholders' Equity for the years ended
                December 31, 1999, 1998 and 1997                                                 21

                Consolidated Statements of Cash Flows for the years ended December 31, 1999,
                1998 and 1997                                                                    22

                Notes to Consolidated Financial Statements                                       23

       (2) Acquisition Agreement for DMS Store Fixtures (Incorporated by reference to Company Proxy Statement dated November 7, 1997, filed with the Commission)

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




        3(b) Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company Annual Report on Form
                10-K for the year ended December 31, 1990, filed with the Commission)

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

        10(e)   Option Agreement dated November 23, 1992 with Alan I. Goldberg
                (Incorporated by reference to Exhibit 10(d) to the Company's
                Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

        10(f)   Lease for Premises located at 2828 Charter Road, Philadelphia,
                PA dated May 14, 1999                                                36

       10(g)     Amendment to Lease 2828 Charter Road, Philadelphia, PA dated        83
                 February 25, 2000

       10(h)     Lease for Premises located at 8125 Troon Circle, Austell, GA
                 30001 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1993 filed with the Commission)

       10(i)     Lease for Premises located at 4560 36th Street, Orlando, FL
                 32811 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1993 filed with the Commission)

       10(j)     Option Agreement dated May 23, 1997 with Robert B. Ginsburg
                 (Incorporated by reference to Exhibit 10(p) to the Company's
                 Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

       10(k)     Option Agreement dated May 23, 1997 with Alan I. Goldberg
                 (Incorporated by reference to Exhibit 10(q) to the Company's
                 Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

       10(l)     Employment Agreement dated November 24, 1999 with Stephen  P.       85
                 Rolf

       10(m)     Employment Agreement dated December 31, 1997 with Lawrence W.
                 Schan (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10K for the year ended December
                 31, 1997 filed with the Commission)

       10(n)     Employment Agreement dated December 31, 1997 with Ira Ingerman
                 (Incorporated by reference to Exhibit 10(t) to the Company's
                 Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)




        10(o)   Employment Agreement dated December 31, 1997 with Stanley
                Ginsburg (Incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10K for the year ended December
                31, 1997 filed with the Commission)

        10(p)   Option Agreement dated January 27, 1998 with Robert B. Ginsburg
                (Incorporated by reference to Exhibit 10(v) to the Company's
                Annual Report on Form 10K for the year ended December 31, 1998 filed with the Commission)

        10(q)   Option Agreement dated January 27, 1998 with Alan I. Goldberg
                (Incorporated by reference to Exhibit 10(w) to the Company's
                Annual Report on Form 10K for the year ended December 31, 1998 filed with the Commission)

        10(r)   Letter Agreement dated January 2, 1998 to Amended Employment
                Agreement with Robert B. Ginsburg (Incorporated by reference to
                Exhibit 7(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission)

        10(s)   Letter Agreement dated January 2, 1998 to Amended Employment
                Agreement with Alan I. Goldberg (Incorporated by reference to
                Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission)

        10(t)   Lease Agreement dated June 29, 1998 between Gillespie Field
                Partners, LLC and Sparks Exhibits, Ltd. (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission)

        10(u)   Option Agreements with Directors (Incorporated by reference to
                Company Proxy Statement dated April 30, 1999, filed with the
                Commission)

       10(v)      Revolving Credit Facility, First Union National Bank                           90

       21         Subsidiaries of the Company                                                   152

       23         Consent of PricewaterhouseCoopers LLP                                         153


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MARLTON TECHNOLOGIES, INC.


                             By: /s/ ROBERT B. GINSBURG
                                 ---------------------------
                                      President

                             By: /s/ STEPHEN P. ROLF
                                 ---------------------------
                                     Chief Financial Officer




Dated:    March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                    Date
---------                           -----                    ----

/s/ FRED COHEN                      Chairman of the          March 30, 2000
----------------------------        Board of Directors
(Fred Cohen)

/s/ ROBERT B. GINSBURG              Director                 March 30, 2000
----------------------------
(Robert B. Ginsburg)

/s/ ALAN I. GOLDBERG                Director                 March 30, 2000
----------------------------
(Alan I. Goldberg)

/s/ WILLIAM F. HAMILTON             Director                 March 30, 2000
----------------------------
(William F. Hamilton)

/s/ JEFFREY HARROW                  Director                 March 30, 2000
----------------------------
(Jeffrey Harrow)

/s/ SEYMOUR HERNES                  Director                 March 30, 2000
----------------------------
(Seymour Hernes)

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
and Board of Directors of
Marlton Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 14, present fairly, in all material respects, the financial position of Marlton Technologies, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 30, 2000

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF NET INCOME
                        For the years ended December 31,



                                                          1999               1998               1997
                                                          ----               ----               ----

Net sales                                              $94,583,824        $91,134,034        $48,715,828
Cost of sales                                           73,242,070         69,458,547         34,876,590
                                                      ------------       ------------       ------------
      Gross profit                                      21,341,754         21,675,487         13,839,238
                                                      ------------       ------------       ------------

Selling expenses                                         9,262,672          9,681,448          7,830,492
Administrative and general expenses                      7,643,386          6,679,113          3,734,770
                                                      ------------       ------------       ------------
                                                        16,906,058         16,360,561         11,565,262
                                                      ------------       ------------       ------------

      Operating profit                                   4,435,696          5,314,926          2,273,976
                                                      ------------       ------------       ------------

Other income (expense):
Interest income                                            136,896            240,645            380,892
Interest expense                                        (1,142,913)        (1,020,404)           (31,552)
Income (loss) from investment in affiliates, net           (45,406)            14,464               --
Write-down of investment in affiliate                     (465,106)              --                 --
                                                      ------------       ------------       ------------
                                                        (1,516,529)          (765,295)           349,340

Income before income taxes                               2,919,167          4,549,631          2,623,316
Provision for income taxes                               1,197,000          1,729,000            620,000
                                                      ------------       ------------       ------------

Net income                                              $1,722,167         $2,820,631         $2,003,316
                                                      ============       ============       ============
Net income per common share:
Basic                                                         $.24               $.40               $.42
                                                      ============       ============       ============
Diluted                                                       $.22               $.35               $.36
                                                      ============       ============       ============



                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,



                           ASSETS                                       1999               1998
                           ------                                       ----               ----

Current:
   Cash and cash equivalents                                            $835,884         $4,620,079
   Accounts receivable, net of allowance
     of $410,000 and $414,000, respectively                           16,231,653         16,511,804
   Inventory                                                          11,655,114          9,466,161
   Prepaid and other current assets                                    2,320,629          2,324,679
   Deferred income taxes                                                 341,000            740,000
                                                                    ------------       ------------
          Total current assets                                        31,384,280         33,662,723

Investment in affiliates                                               2,057,496          2,010,427
Deferred income taxes                                                       --               43,000
Property and equipment, net of accumulated depreciation                5,011,331          3,779,367
Rental assets, net of accumulated depreciation                         1,369,661          1,369,009
Goodwill, net of accumulated amortization of $2,343,474
       and $1,580,591, respectively                                   19,858,972         20,621,855
Other assets, net of accumulated amortization
       of $1,267,609 and $1,131,958, respectively                        519,972            535,879
                                                                    ------------       ------------
          Total assets                                               $60,201,712        $62,022,260
                                                                    ============       ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  $2,912,545         $1,950,790
   Accounts payable                                                    7,079,584          7,153,619
   Accrued expenses and other                                          9,328,101         13,528,076
                                                                    ------------       ------------
          Total current liabilities                                   19,320,230         22,632,485
                                                                    ------------       ------------

Long-term liabilities:
   Long-term debt, net of current portion                             10,448,113         10,926,995
   Other long-term liabilities                                           550,500            817,500
   Deferred income taxes                                                 159,000               --
                                                                    ------------       ------------

          Total long-term liabilities                                 11,157,613         11,744,495
                                                                    ------------       ------------

          Total liabilities                                           30,477,843         34,376,980
                                                                    ------------       ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $.10 par - shares authorized
      50,000,000; 7,331,765 and 7,200,905 issued, respectively           733,177            720,090
   Additional paid-in capital                                         30,352,744         30,009,409
   Accumulated deficit                                                (1,250,375)        (2,972,542)
                                                                    ------------       ------------
                                                                      29,835,546         27,756,957
   Less cost of 5,000 treasury shares                                   (111,677)          (111,677)
                                                                    ------------       ------------
          Total stockholders' equity                                  29,723,869         27,645,280
                                                                    ------------       ------------
          Total liabilities and stockholders' equity                 $60,201,712        $62,022,260
                                                                    ============       ============


                 See notes to consolidated financial statements.

                  MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
             For the years ended December 31, 1999, 1998, and 1997


                                           COMMON STOCK              Additional                                         Total
                                       ----------------------         Paid-in        Accumulated        Treasury     Stockholders'
                                       Shares          Amount         Capital          Deficit           Stock         Equity
                                       ------          ------         -------          -------           -----         ------


Balance, December 31, 1996            4,534,592        $453,459     $21,030,881     ($7,796,489)       ($111,677)     $13,576,174

Issuance of shares and warrants
  for DMS acquisition                 2,000,000         200,000       7,483,750            --               --          7,683,750
Issuance of shares in exchange
  for convertible notes                 206,456          20,646         263,231            --               --            283,877
Issuance of shares under
  compensation arrangements             148,396          14,839         391,548            --               --            406,387
Net income                                 --              --              --         2,003,316             --          2,003,316
                                    -----------     -----------     -----------     -----------      -----------      -----------
Balance, December 31, 1997            6,889,444         688,944      29,169,410      (5,793,173)        (111,677)      23,953,504

Issuance of shares for
  Steel acquisition                      42,391           4,239         245,104            --               --            249,343
Issuance of shares under
  compensation arrangements             269,070          26,907         594,895            --               --            621,802
Net income                                 --              --              --         2,820,631             --          2,820,631
                                    -----------     -----------     -----------     -----------      -----------      -----------
Balance, December 31, 1998            7,200,905         720,090      30,009,409      (2,972,542)        (111,677)      27,645,280

Issuance of shares for Sparks
  Europe acquisition                     70,160           7,017         221,004            --               --            228,021
Issuance of shares under
  compensation arrangements              60,700           6,070         122,331            --               --            128,401
Net income                                 --              --              --         1,722,167             --          1,722,167
                                    -----------     -----------     -----------     -----------      -----------      -----------
Balance, December 31, 1999            7,331,765        $733,177     $30,352,744     ($1,250,375)       ($111,677)     $29,723,869
                                    ===========     ===========     ===========     ===========      ===========      ===========




                See notes to consolidated financial statements.

              MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended December 31,



                                                                               1999             1998                 1997
                                                                               ----             ----                 ----
Cash flows provided from operating activities:
     Net income                                                           $   1,722,167     $   2,820,631       $   2,003,316
     Adjustments to reconcile net income to cash provided by
       operating activities:
          Equity in loss of affiliates                                           45,406           (14,464)           -
          Depreciation and amortization                                       2,596,794         2,036,281           1,569,287
          Deferred taxes                                                        601,000           798,870             396,000
          Write down of investment in affiliate                                 465,106           -                  -
     Change in assets and liabilities, net of effects of acquisitions:
          (Increase) decrease in accounts receivable, net                       280,151        (6,868,967)         (2,681,217)
          (Increase) in inventory                                            (2,188,953)          (47,272)         (3,215,232)
          (Increase) decrease in prepaid and other assets                       (15,719)       (1,092,127)           (326,714)
          Increase (decrease) in accounts payable, accrued
              expenses and other                                             (4,274,010)        4,461,672           7,119,839
          Other operating items, net                                             18,392           247,400              78,845
                                                                        ----------------   ---------------   -----------------
     Net cash provided by (used in) operating activities                       (749,666)        2,342,024           4,944,124
                                                                        ----------------   ---------------   -----------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                           (366,976)         (681,293)        (12,970,740)
     Cash paid for investment in affiliates                                    (414,451)         (679,646)                -
     Capital expenditures                                                    (2,845,986)       (2,758,095)         (1,306,630)
     Disposal of capital assets                                                       -                  -             46,767
     Other                                                                            -           (57,177)                 -
                                                                        ----------------   ---------------   -----------------
     Net cash used for investing activities                                  (3,627,413)       (4,176,211)        (14,230,603)
                                                                        ----------------   ---------------   -----------------
Cash flows from financing activities:
     Debt proceeds, net                                                       2,422,685            51,885          13,500,000
     Principal payments on long-term debt                                    (1,856,608)       (1,096,049)           (678,052)
     Payments against notes payable, sellers                                    (83,203)          (20,000)            (20,000)
     Proceeds from exercised stock options and stock purchases                  110,010           403,330             299,621
                                                                        ----------------   ---------------   -----------------
     Net cash provided by (used in) financing activities                        592,884          (660,834)         13,101,569
                                                                        ----------------   ---------------   -----------------
Increase (decrease) in cash and cash equivalents                             (3,784,195)       (2,495,021)          3,815,090
Cash and cash equivalents - beginning of year                                 4,620,079         7,115,100           3,300,010
                                                                        ----------------   ---------------   -----------------
Cash and cash equivalents - end of year                                 $        835,884   $    4,620,079      $    7,115,100
                                                                        ================   ==============      ==============




                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

The Company operates in one segment.

CASH EQUIVALENTS

The Company considers all investments with an initial maturity of three months or less at the time of their purchase to be cash equivalents. Temporary cash investments comprise principally short-term government funds. At various time throughout the year the Company may maintain cash balances in excess of FDIC limits.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs.

LONG-LIVED ASSETS

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, ranging primarily from 3 to 10 years. Assets and accumulated depreciation accounts are reduced for the sale or other disposition of property, and the resulting gain or loss is included in income. Rental assets, which include manufactured and purchased exhibit components, are stated at cost. Depreciation is recorded on a usage basis, primarily over 3 years.

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

REVENUE RECOGNITION

Revenues on trade show exhibit sales, themed interiors, sets and custom store fixtures and point of purchase displays are recognized using the completed contract method. Revenues on permanent exhibit installations which are generally six months or longer in duration, are recognized on the percentage of completion method. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included in accrued expenses and other.

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

USE OF ESTIMATES

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

CONCENTRATION OF CREDIT RISK

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

Substantially all of the Company's net sales and long-lived assets reside within the United States. One customer accounted for 12% of consolidated net sales in 1999 and 13% of accounts receivable at December 31, 1999. During 1998, a different customer accounted for 16% of consolidated net sales. The loss of one or both of these customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operation. Although the Company has taken steps to diversify its customer base during 1999, the Company expects this condition to continue at least through 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximate their fair value at December 31, 1999 and 1998.

PER SHARE DATA

Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income," which establishes a standard for reporting and display of comprehensive income and its components in the financial statements. No items of other comprehensive income existed during December 31, 1999, 1998 or 1997.

2. ACQUISITIONS

SPARKS PRODUCTIONS LTD.

On April 1, 1998, the Company acquired 100% of the stock of Rusty Hinges, Inc. d/b/a Steele Productions ("Steele") located in the San Francisco, California area. Steele produces exhibit properties for industrial and corporate theater events throughout the United States. Subsequent to the acquisition, the Company changed the name to Sparks Productions Ltd.

The transaction included a cash payment of approximately $395,000, a five year note approximating $197,000 payable in annual installments bearing interest at 7.25% per annum, and 42,391 shares of the Company's common stock valued at approximately $250,000. The excess cost of the acquisition, including related costs of the transaction, over the net assets acquired of approximately $190,000 is being amortized on a straight-line basis over 10 years.

DMS STORES FIXTURES LLC

On December 31, 1997, the Company acquired the assets and liabilities of DMS Store Fixtures, L.P. ("DMS"), a supplier of custom made store fixtures and displays to national retailers, department stores and consumer product manufacturers. Total consideration paid was $14.5 million in cash, $7.5 million in the Company's common stock, and additional accrued consideration of $1.3 million to be paid in annual installment of $270,000 payable annually through 2002. The Company incurred fees of approximately $875,000 as part of the acquisition, including approximately $214,000 for the value of 162,500 warrants for the Company's common stock, issued to the Company's financial advisor and lending institution. The value of the warrants issued to the lending institution, approximating $82,000, is included as a component of other assets, and is being amortized on a straight line basis over five years. The excess cost, including related costs of the transaction over the net assets acquired, of approximately $18.3 million, is being amortized on a straight-line basis over 30 years.

The following table summarizes the unaudited consolidated pro forma information assuming the DMS acquisition had occurred at the beginning of 1997. The pro forma effects of the Steele acquisition are not material and, accordingly, have been excluded from the pro forma presentation.

                                                      1997
                                                      ----

  Net sales                                    $79,796,000
  Operating income                               4,059,000
  Net income                                   $ 2,816,000

  Weighted average of common shares:
     Basic                                       6,759,000
     Diluted                                     7,634,000

  Net income per common share:
     Basic                                            $.42
     Diluted                                          $.37

Pro forma net income presented for 1997 includes a pre-tax charge of $792,000 against operating income for the value of stock compensation paid to certain DMS employees. Exclusive of the after-tax effect of this non-recurring item during 1997, pro forma net income for the respective period was $3,418,000 ($.45 per diluted common share).

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period presented or the future results of the combined operations.

3. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                               1999         1998         1997
                                               ----         ----         ----

Net income                                    $1,722       $2,821       $2,003
                                              ======       ======       ======
Weighted average common
   shares outstanding used to compute
   basic net income per common share           7,280        7,139        4,765

Additional common shares to be issued
   assuming exercised of stock options,
   net of shares assumed reacquired              511        1,001          875

Total shares used to compute diluted
   net income per common share                 7,791        8,140        5,640
                                              ======       ======       ======

Basic net income per share                      $.24         $.40         $.42
                                              ======       ======       ======
Diluted net income per share                    $.22         $.35         $.36
                                              ======       ======       ======

Options and warrants to purchase 655,000, 308,000 and 190,000 shares of common stock at prices ranging from $3.38 per share to $7.00 per share were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise price was greater than the average market price of the common shares.

4. STATEMENTS OF CASH FLOWS INFORMATION

Cash paid for interest in 1999, 1998 and 1997 amounted to $1,001,000, $770,000 and $28,000, respectively.

Cash paid for income taxes in 1999, 1998 and 1997 amounted to $1,020,000, $735,925, and $61,000, respectively.

Cash paid for the December 31, 1997 acquisition of DMS was calculated as follow:

Current assets                          $ 5,410,816
Property and equipment                      160,642
Goodwill and other intangibles           16,990,432
Liabilities assumed or created           (1,907,400)
Common  stock issued                     (7,683,750)
                                         ----------
Cash paid, net of cash acquired         $12,970,740
                                        ===========

During 1999, the following non-cash transactions took place:

     * On February 19, 1999 the Company issued 70,160 shares of its common stock having a market value of $3.25 per share in connection with a 25% investment in Sparks Europe (See Note 6 of the consolidated financial statements).

     * The Company issued 57,125 shares of its common stock to certain employees for a stock sale and awards.

During 1998, the following non-cash transactions took place:

     * The Company issued 42,391 shares of its common stock and a five year note amounting to $197,307 bearing interest at 6% per annum, payable in five installments commencing April 1, 1999 in connection with the acquisition of Steele.

     * The Company recorded approximately $1,090,000 of additional accrued consideration in connection with the acquisition of DMS.

     * The Company issued 29,270 shares of its common stock to certain employees and the Company's 401(k) plan for shares, stock awards and defined contributions under the Company's employment benefit plan.

     * In addition to cash of $179,646, the Company transferred its 51% majority interest in EDSI, with a book value of approximately $1,330,000, in exchange for a 25% minority interest in ADSI. (See Note 6 to the consolidated financial statements)

During 1997, the following non-cash investing and financing transactions took place:

     * The Company issued 2,250,000 shares of its common stock and 162,500 warrants in connection with the acquisition of DMS.

     * The Company issued 27,166 of its common stock to certain directors, employees and the Company's 401(k) plan for director fees, stock awards and defined contributions under the Company's employment benefit plan.

     * The Company exchanged three, two-year convertible notes to the sellers of Sparks amounting to $283,877 for 206,456 shares of the Company's common stock.

5. INVENTORY

Inventories at December 31 consist of the following:

                                   1999              1998
                                   ----              ----

            Raw materials     $   481,882        $  404,961
            Work in process     7,612,068         6,330,634
            Finished goods      3,561,164         2,730,566
                                ---------         ---------
                              $11,655,114        $9,466,161
                              ===========        ==========


6.      INVESTMENT IN AFFILIATES

On February 19, 1999, the Company paid $258,451 and issued 70,160 shares of its common stock having a market value of $3.25 per share for a 25% minority interest in Hans Uljee Explotatie en Beheer B.V. ("Uljee"), a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphics production. The excess cost over the 25% equity acquired was $362,000 which is being amortized on a straight-line basis over 10 years. Subsequent to the Company's 25% investment, Uljee changed its name to Sparks Europe, B.V. ("Sparks Europe"). Should Sparks Europe attain defined cumulative net income levels the Company will be required to pay an additional amount in Eurodollars and/or its common stock, at the Company's option. During 1999, income from investments in affiliates comprise the Company's 25% interest in Sparks Europe's operating results from February 19, 1999 through December 31, 1999.

On February 1, 1998, the Company exchanged its 51% majority interest in Expose Display Systems, Inc. ("EDSI") and paid approximately $180,000 in cash for a 25% equity interest in Abex Display Systems Inc. ("ADSI"), a portable/modular trade show exhibit manufacturer in Los Angeles, California. On August 1, 1998, the Company paid $500,000 in cash for a 20% interest in Abex Europe, Ltd. ("Abex Europe"), a newly-formed United Kingdom corporation, headquartered in London, organized to market, assemble and distribute portable/modular exhibit products and graphics throughout the United Kingdom and Europe. In October 1999, Abex Europe went into receivership under UK law, and a new UK corporation, Abex Display UK Ltd. ("Abex UK") was formed to purchase Abex Europe's assets and continue Abex Europe's business. During the third quarter of 1999, the Company recognized an impairment loss of approximately $465,000 related to its investment in Abex Europe. The Company made an additional investment of $156,000 in the fourth quarter of 1999 to acquire a 25% ownership in Abex UK.

The table below contains summarized unaudited 1999 financial information with respect to the Sparks Europe and ADSI unconsolidated affiliates.

          CONDENSED STATEMENT OF NET INCOME:
                                      (in thousands)
          Net sale                        $20,973
          Gross profit                      6,585
          Net income                          122

          CONDENSED BALANCE SHEETS:

          Current assets                   $6,547
          Non-current assets                5,800
                                          -------
                                          $12,347
                                          =======

          Current liabilities              $4,712
          Non-current liabilities           4,816
          Shareholder's equity              2,819
                                          -------
                                          $12,347
                                          =======

7. PROPERTY AND EQUIPMENT

                                                      1999             1998
                                                      ----             ----
Property and equipment at December 31
consist of the following:

Manufacturing equipment and vehicles               $ 1,733,765     $ 1,467,955
Office equipment and data processing                 5,468,488       4,170,862
Leasehold improvements                               2,507,263       1,540,231
Showroom exhibits and other                            616,602         596,120
                                                   -----------      ----------
                                                   $10,326,118      $7,775,168

Less accumulated depreciation and amortization       5,314,787       3,995,801
                                                   -----------      ----------
                                                   $ 5,011,331      $3,779,367
                                                   ===========      ==========

Rental assets at December 31
consist of the following:

Rental assets                                      $ 3,312,149      $3,030,029
Less accumulated depreciation                        1,942,488       1,661,020
                                                   -----------      ----------
                                                   $ 1,369,661      $1,369,009
                                                   ===========      ==========

During 1997, the Company began a multi-year project to install a computer system to support its information processing and access needs. Direct internal and external costs, subsequent to the preliminary stage of this project, are being capitalized as property and equipment. Capitalized costs will be amortized over the estimated useful lives of the related assets, ranging from three to five years, beginning when each site installation or module is complete and ready for its intended use. Depreciation and amortization of property and equipment, including software, was $1,613,000, $1,219,000 and $1,339,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. INTANGIBLE ASSETS

Amortization expense related to goodwill and other intangible assets was approximately $984,000, $817,000 and $230,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9. ACCRUED EXPENSES AND OTHER

Accrued expenses and other at December 31, consist of the following:

                                                   1999                1998
                                                   ----                ----

Customer deposits                                $5,289,182       $ 6,677,913
Accrued compensation                              1,902,719         2,893,119
Accrued payroll, sales and business taxes           281,630           840,062
Accrued insurance costs                             147,239           800,135
Accrued contractual costs                           220,547            75,000
Accrued interest                                     49,240           250,076
Other                                             1,437,544         1,991,771
                                                 ----------       -----------
                                                 $9,328,101       $13,528,076
                                                 ==========       ===========

10.     DEBT OBLIGATIONS

The Company, in connection with the December 31, 1997 acquisition of DMS, entered into a $13.5 million five-year term loan and a $6.5 million five-year revolving credit facility with a lending institution, both collateralized by all of the Company's assets. The availability on the revolving credit facility was increased in 1999 to $9.0 million. Borrowings under the term loan are fixed at 6.15% per annum plus an applicable spread. The revolving credit facility bears interest at rates equal to adjusted LIBOR plus applicable spreads ranging from 75 to 100 basis points. The applicable spreads are dependent upon the Company's debt to capitalization ratio, measured on a quarterly basis. The interest rates charged during 1999 were 7.15% for the term loan and a range of 5.94% to 6.88% for the revolving credit facility. A final term loan payment is due during 2002 provided the Company has not fully repaid the term loan due to contractually-required prepayments equal to 50% of its defined excess cash flow. Both the term loan and revolving credit facility include among other things, certain financial covenants requiring the maintenance of certain minimum financial ratios and restricts the Company's ability to pay dividends. The outstanding balance under the revolving credit facility at December 31, 1999 was $1,627,224. No amounts under this credit facility were outstanding as of December 31, 1998. The Company is subject to an annual commitment fee of 25 basis points on the average annual unused portion of the revolving credit facility.

The Company obtained a $1.0 million credit facility in September 1999 to fund the construction of an office expansion. (See Note 11 to the consolidated financial statements). The interest rate on this credit facility was LIBOR plus 200 basis points and was repaid in February 2000.

The Company's debt obligations at December 31, consist of the following:



                                                               1999        1998
                                                               ----        ----

Term loan payable, interest payable quarterly at
adjusted LIBOR plus spreads ranging from 75 to 100
basis points, principal in equal quarterly
payments from April 1, 2000 based on minimum
annual installments of $2.025 million,
$3.0375 million and a final payment of $5.56875 million     $10,631,250     $12,487,500

Revolving credit facility                                     1,627,224            ---

Construction loan                                               795,461            ---

Seller note payable, interest payable
annually at 6%, principal payable in
annual installments of $20,000 through April, 2001               40,000          60,000


Seller note payable, interest payable
annually at 7.25%, principal payable on
April 1, 1999 totaling $63,203 and four
equal annual installments of $33,526 thereafter                 134,104         197,307

Other                                                           132,619         132,978
                                                            -----------     -----------
                                                             13,360,658      12,877,785
Less current portion                                          2,912,545       1,950,790
                                                            -----------     -----------
                                                            $10,448,113     $10,926,995
                                                            ===========     ===========


Aggregate long-term debt maturities for the next five years are as follows:


                  YEARS ENDED DECEMBER 31,          AMOUNT
                  ------------------------          ------
                         2000                    $ 2,912,545
                         2001                      3,185,087
                         2002                      7,229,500
                         2003                         33,526
                         2004                           -0-
                                                 -----------
                                                 $13,360,658
                                                 ===========

11.     RELATED PARTY TRANSACTIONS

The Company leases two facilities from partnerships controlled by two shareholders of the Company. One lease, which expires on May 14, 2019, requires minimum annual rent of $771,000 for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses. This annual rent is comparable to the amount charged by the previous lessor. There were advances of $826,000 made to one of the partnerships at December 31, 1999 included in prepaid and other current assets made in connection with a construction loan for a facility expansion. These advances were repaid in February 2000.

The second lease for a separate facility expires on April 1, 2000. The previous expiration date for this lease was May 1, 2001, which was changed, without penalty, to April 1, 2000 as a result of management's decision to relocate and consolidate its DMS operation. The annual rent for this facility is $180,000, and the Company is responsible for taxes, insurance and other operating expenses.

In connection with the DMS acquisition, employment agreements were made with two shareholders of the Company, which provide for guaranteed minimum payments of approximately $270,000 included in other accrued liabilities and $550,500 in other long-term liabilities.

12.     COMMITMENTS AND CONTINGENCIES

The Company operates in leased office and warehouse facilities. Lease terms range from monthly commitments up to 240 months with options to renew at varying times. Certain lease agreements require the Company to pay supplemental costs of utilities, taxes, insurance and maintenance.

As of December 31, 1999, future minimum lease commitments under non-cancelable operating leases are as follows:

                YEAR ENDED DECEMBER 31,              AMOUNT
                -----------------------              ------
                          2000                   $ 2,520,000
                          2001                     2,016,000
                          2002                     1,973,000
                          2003                     1,976,000
                          2004                     1,975,000
                  2005 and thereafter             12,832,000
                                                 -----------
                  Total minimum lease
                      commitments                $23,292,000
                                                 ===========

Rental expense, exclusive of supplemental costs, was approximately $2,564,000, $1,840,000 and $1,405,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

13      WARRANTS AND STOCK OPTIONS

WARRANTS

On October 12, 1999, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share to the Company's financial adviser in connection with a debt restructuring project. These warrants are exercisable on or before October 12, 2004.

In December 1997, the Company issued warrants to purchase 100,000 and 62,500 shares of common stock at an exercise price of $6.19 per share to another financial advisor and a lending institution, respectively, as part of the DMS acquisition. These warrants are exercisable on or before December 31, 2001.

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

The 1992 Director Stock Plan ("1992 Plan) was amended in June 1998 to eliminate non-discretionary annual stock awards, to provide stock awards or options as determined by the Board and to increase the authorized shares to a total of 250,000.

The following is a summary of option and warrant transactions and exercise prices:

                                                                      WEIGHTED
                                       SHARES      PRICE PER SHARE    AVERAGE
                                       ------      ---------------    -------


Outstanding at December 31, 1996      1,481,122     $1.60 to $2.88     $2.08
                                      =========

Granted                                 172,419     $3.75 to $7.00     $4.02
Expired                                 (98,427)    $2.13 to $3.00     $2.96
Exercised                              (121,230)    $1.60 to $2.60     $1.89
                                     ----------
Outstanding at December 31, 1997      1,433,884     $1.60 to $7.00     $2.27
                                      =========



Granted                                 475,828    $2.08 to $6.88      $5.47
Expired                                (13,700)    $2.60 to $6.00      $4.15
Exercised                             (239,800)    $1.60 to $4.00      $1.98
                                      ---------
Outstanding at December 31, 1998      1,656,212    $1.60 to $7.00      $3.10
                                      =========



Granted                                 195,575    $2.00 to $4.13      $2.77
Expired                               (156,990)    $2.00 to $6.00      $3.92
Exercised                               (3,575)    $2.80 to $2.80      $2.80
                                      ---------
Outstanding at December 31, 1999      1,691,222    $1.60 to $7.00      $3.10
                                      =========

The following table summarized information concerning outstanding and exercisable options and warrants as of December 31, 1999:


                                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE

                                   WEIGHTED AVERAGE

                                  NUMBER OF                         NUMBER OF
                    RANGE OF       OPTIONS    REMAINING             OPTIONS      WEIGHTED
                   EXERCISE         AND         LIFE      EXERCISE    AND        AVERAGE
                    PRICES         AWARDS      (YEARS)     PRICE     AWARDS   EXERCISE PRICE
                    ------         ------      -------     -----     ------   --------------

1990 Plans      $1.60 to $2.00      687,200      1.73      $1.80     687,200       $1.80
                $3.38 to $4.88      199,000      7.05      $4.50     126,631       $4.29
                --------------    ---------      ----      -----   ---------       -----
Plan Totals     $1.60 to $4.88      886,200      2.93      $2.41     813,831       $2.19
                --------------    ---------      ----      -----   ---------       -----

1984 Plan       $2.00 to $3.38       60,000      1.00      $2.63      60,000       $2.63

NSOP            $2.00 to $2.00       7,300       1.25      $2.00       7,300       $2.00
                --------------    ---------      ----      -----   ---------       -----

1992 Plan       $2.00 to $2.88      85,995       1.17      $2.31      85,995       $2.31
                $3.57 to $6.25      70,000       3.09      $5.10      70,000       $5.10
                --------------    ---------      ----      -----   ---------       -----
Plan Totals     $2.00 to $6.25     155,995       2.03      $3.56     155,995       $3.56
                --------------    ---------      ----      -----   ---------       -----

Other           $2.00 to $3.50     150,900       1.82      $2.26     109,400       $2.27
                $3.88 to $7.00     430,827       3.10      $4.74     423,327       $4.70
                --------------    ---------      ----      -----   ---------       -----
Total Other     $2.00 to $7.00     581,727       2.77      $4.10     532,727       $4.20
                --------------    ---------      ----      -----   ---------       -----

Grand Total     $1.60 to $7.00   1,691,222       2.71      $3.10   1,569,853       $3.03
                ==============   =========       ====      =====   =========       =====


The following is a summary of stock options exercisable at December 31, 1999, 1998 and 1997, and their respective weighted-average share prices:

                                                             WEIGHTED AVERAGE
                                        NUMBER OF SHARES      EXERCISE PRICE
                                        ----------------      --------------

Options exercisable December 31, 1999      1,569,853             $3.03
Options exercisable December 31, 1998      1,396,217             $3.00
Options exercisable December 31, 1997      1,250,384             $2.18


The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock-based Compensation." The Company will continue to apply the provisions of Accounting Principles Board Opinion 25 in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and diluted income per common share would have been reduced to the pro forma amount as follows:

                                            Year ended December 31,
                                   --------------------------------------------
                                     1999              1998            1997
                                     ----              ----            ----
Net income
     As reported                   $1,722,167      $2,820,631       $2,003,316
     Pro forma                      1,445,430       2,486,549        1,747,569
Diluted income per common share
     As reported                        $.24            $.35             $.36
     Pro forma                          $.18            $.31             $.31

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 1999, 1998 and 1997 include the following:

ASSUMPTION                   1999           1998         1997
----------                   ----           ----         ----
Dividend yield                 0.0%          0.0%          0.0%
Risk-free rate                 5.6%          5.4%          6.0%
Expected life             2-3 years     3-4 years     3-4 years
Expected volatility             60%           68%           68%
Fair Value                    $1.13         $2.90         $2.07

14.     EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. Charges to income with respect to this Plan were approximately $105,000, $98,000 and $55,000 in 1999, 1998 and 1997,
respectively.

15.     INCOME TAXES

The components of the provision for income taxes were as follows:

                                    1999             1998            1997
                                    ----             ----            ----
       Current:
          Federal             $  496,000       $  833,000       $  99,000
          State                  100,000           97,130         125,000
       Deferred:
          Federal                574,000          801,000         375,000
          State                   27,000          (2,130)          21,000
                              ----------       ----------        --------
                              $1,197,000       $1,729,000        $620,000
                              ==========       ==========        ========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                      1999         1998         1997
                                      ----         ----         ----

       Federal statutory rate          34%          34%          34%
       State income tax, net of
         federal income tax effect     3             2            4
       Non-deductible expenses         4             3            3
       Valuation allowance             -             -          (13)
       Other, net                      -            (1)          (4)
                                      ---           ---          ---
                                      41%           38%          24%
                                      ===           ===          ===

The net deferred tax asset at December 31, 1999 and 1998 consist of the following:

                                            1999            1998
                                            ----            ----
Accounts receivables                     $142,000         $229,000
Inventories                                84,000             --
Property and equipment                     82,000          352,000
Accrued expenses and compensation         115,000          355,000
Goodwill and intangibles                 (439,000)        (220,000)
0ther, net                                198,000           67,000
                                         --------         --------
                                         $182,000         $783,000
                                         ========         ========

During the fourth quarter of 1997, as a result of the acquisition of DMS, the Company reassessed its ability to utilize its general business credit carryforwards which were to expire primarily in 1998. Based on this reassessment, a benefit of approximately $350,000 was recognized related to release of valuation allowance in 1997. Approximately $1,056,000 and $450,000 of gross deferred tax asset and valuation allowance related to general business credits were written off in 1998 and 1997, respectively.

16.     SUBSEQUENT EVENT

On January 21, 2000, the Company restructured its bank debt with an amended revolving credit facility, providing for borrowing capacity up to $30 million. This new facility which matures on January 21, 2005, was used to refinance the term loan and is intended to finance capital expenditures, permitted acquisitions and other working capital requirements as needed. The new facility is collateralized by all of the Company's assets and bears interest at rates based on the LIBOR adjusted for applicable spreads ranging from 1.25% to 2.5%. The Company is subject to an annual commitment fee of 1/4 % on the average unused portion of the revolving credit facility. This new facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios, and restricts the Company's ability to pay dividends. Loan origination fees totaling approximately $540,000, comprised of $440,000 of cash payments and issuance of 37,210 shares of the Company's common stock, will be amortized over five years.

17.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial data for the years ended December 31, 1999 and 1998 are:

                                                  (in thousands)

                             MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                             --------     -------    ------------    -----------

  1999
  ----
  Net sales                   $25,791        $24,027      $21,921      $22,845
  Gross profit                  5,561          4,750        5,177        5,854
  Net income                      838            212          316          356
  Basic net income per
    common share                  .12            .03          .04          .05
  Diluted net income
    per common share              .11            .03          .04          .04

  1998
  ----
  Net sales                   $22,051        $22,317      $24,358      $22,408
  Gross profit                  5,479          5,567        4,965        5,664
  Net income                      700            659          607          854
  Basic net income per
    common share                  .10            .09          .08          .12
  Diluted net income
    per common share              .09            .08          .08          .11