Form 10-Q
period 2000-03-31
MARLTON TECHNOLOGIES INC
filed 2000-05-12
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)


           New Jersey                                22-1825970
-------------------------------                ----------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification No.)


              2828 Charter Road               Philadelphia    PA       19154
------------------------------------------    ------------   -----     -----
  (Address of principal executive offices)        City       State      Zip

      Issuer's telephone number                         (215) 676-6900
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
                            Yes      X                 No
                                 ------------            -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court

                            Yes                       No
                                 ------------            -----------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 7,366,611
      ---------

                        Transitional Small Business Disclosure Form (check one):

                        Yes                              No     X
                            ------------                    -----------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (In thousands except share and per share data)

                                                                               March 31,           December 31,
                                            ASSETS                               2000                  1999
                                                                               ---------           ------------
Current:
   Cash and cash equivalents                                                    $ 1,509             $    836
   Accounts receivable, net of allowance
     of $278 and $410, respectively                                              17,617               16,232
   Inventory                                                                     11,815               11,655
   Prepaids and other current assets                                              2,447                2,320
   Deferred income taxes                                                            341                  341
                                                                                -------             --------
          Total current assets                                                   33,729               31,384

Investment in affiliates                                                          2,085                2,058
Property and equipment, net of accumulated
     depreciation of $5,568 and $5,315, respectively                              4,926                5,011
Rental assets, net of accumulated depreciation
        of $2,049 and $1,942, respectively                                        1,540                1,370
Goodwill, net of accumulated amortization of $2,732
       and $2,523, respectively                                                  20,049               20,258
Other assets, net of accumulated amortization
        of $1,097 and $1,088, respectively                                          606                  121
                                                                                -------             --------
          Total assets                                                          $62,935             $ 60,202
                                                                                =======             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                              $ 186             $  2,912
   Accounts payable                                                               5,949                7,080
   Accrued expenses and other                                                     9,257                9,328
                                                                                -------             --------
          Total current liabilities                                              15,392               19,320
                                                                                -------             --------

Long-term liabilities:
   Long-term debt, net of current portion                                        16,454               10,448
   Other long-term liabilities                                                      485                  551
   Deferred income taxes                                                            159                  159
                                                                                -------             --------
          Total  long-term liabilities                                           17,098               11,158
                                                                                -------             --------
          Total liabilities                                                      32,490               30,478
                                                                                -------             --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $.10 par - shares authorized
      50,000,000; 7,371,611 and 7,331,765 issued, respectively                      737                  733
   Additional paid-in capital                                                    30,454               30,353
   Accumulated (deficit)                                                           (634)              (1,250)
                                                                                -------             --------
                                                                                 30,557               29,836
   Less cost of 5,000 treasury shares                                              (112)                (112)
                                                                                -------             --------
          Total stockholders' equity                                             30,445               29,724
                                                                                -------             --------
          Total liabilities and stockholders' equity                            $62,935             $ 60,202
                                                                                =======             ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                                 For the three months ended
                                                       March 31, 2000                   March 31, 1999
                                                       --------------                   --------------
Net sales                                                  $ 25,052                         $ 25,791
Cost of sales                                                18,616                           20,230
                                                           --------                         --------
Gross profit                                                  6,436                            5,561
                                                           --------                         --------
     Selling expenses                                         2,925                            2,261
     Administrative and general expenses                      2,109                            1,743
                                                           --------                         --------
Operating profit                                              1,402                            1,557
                                                           --------                         --------
Other income (expense):
     Interest and other income                                   34                               30
     Interest expense                                          (278)                            (225)
     Income from investments in affiliates, net                  27                               34
                                                           --------                         --------
Income before income taxes                                    1,185                            1,396
Provision for income taxes                                      569                              558
                                                           --------                         --------
Net income                                                 $    616                         $    838
                                                           ========                         ========
Net income per common share:
   Basic                                                   $    .08                         $    .12
                                                           ========                         ========
   Diluted                                                 $    .08                         $    .11
                                                           ========                         ========


                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                        (In thousands except share data)

                                                           Common Stock         Additional                             Total
                                                                                Paid-in      Accumulated  Treasury  Stockholders'
                                                        Shares       Amount     Capital       Deficit      Stock       Equity
                                                       ---------   ---------   --------        -----       -----     ---------
Balance, December 31, 1999                             7,331,765   $     733   $ 30,353      ($1,250)      ($112)    $  29,724
Issuance of shares for debt restructuring                 37,210           4         96           --          --           100
Issuance of shares under compensation arrangements         2,636          --          5           --          --             5
Net income for the three months ended March 31, 2000          --                     --          616                       616
                                                       ---------   ---------   --------        -----       -----     ---------
Balance, March 31, 2000                                7,371,611   $     737   $ 30,454        ($634)      ($112)    $  30,445
                                                       =========   =========   ========        =====       =====     =========


                 See notes to consolidated financial statements

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       For the three months ended
                                                                                 March 31, 2000          March 31, 1999
                                                                                 --------------          --------------
Cash flows from operating activities:
   Net income                                                                        $  616                   $ 838
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                    684                     575
       Decrease in deferred tax asset                                                     -                      93
       Equity in (income) of affiliates                                                 (50)                    (34)
       Other items                                                                        5                     (16)
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net                            (1,386)                 (1,161)
          (Increase) in inventory                                                      (160)                 (3,353)
          (Increase) decrease in prepaid and other assets                              (125)                    297
          (Decrease) in accounts payable, accrued
              expenses and other                                                     (1,202)                 (1,041)
                                                                                     ------                  ------
       Net cash used in operating activities                                         (1,618)                 (3,802)
                                                                                     ------                  ------
Cash flows from investing activities:
   Guaranteed payments to sellers                                                       (65)                    (67)
   Capital expenditures                                                                (528)                   (235)
   Cash paid to acquire investment in affiliate                                           -                    (258)
                                                                                     ------                  ------
      Net cash used in investing activities                                            (593)                   (560)
                                                                                     ------                  ------
Cash flows from financing activities:
     Payments for loan origination fees                                                (395)                      -
     Proceeds from issuance of common stock                                               -                      27
     Borrowings from revolving credit facility                                        3,840                     790
     Principal payments on long-term debt                                              (561)                   (343)
                                                                                     ------                  ------
     Net cash provided by financing activities                                        2,884                     474
                                                                                     ------                  ------
Increase (decrease) in cash and cash equivalents                                        673                  (3,888)
Cash and cash equivalents - beginning of period                                         836                   4,620
                                                                                     ------                  ------
Cash and cash equivalents - end of period                                            $1,509                  $  732
                                                                                     ======                  ======
Supplemental cash flow information:
   Cash paid for interest                                                            $  235                  $  225
                                                                                     ======                  ======
   Cash paid for income taxes                                                        $  686                  $   75
                                                                                     ======                  ======
  Non-cash financing activity:
     Stock options issued in connection with revolving credit facility               $  100                       -
                                                                                     ======                  ======

            See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report to Shareholders and Form 10-K for the year ended December 31, 1999.

2.       MAJOR CUSTOMERS:

During the first quarter of 2000, one customer accounted for 10% of consolidated net sales. During the first quarter of 1999, two different customers accounted for 30% of consolidated net sales.

3.       PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                      Three months ended
                                                March 31, 2000    March 31, 1999
                                                --------------    --------------

Net income                                          $  616           $  838
                                                    ======           ======

Weighted average common
   shares outstanding used to compute
   basic net income per common share                 7,354            7,231

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                    323              596
                                                    ------           ------

Total shares used to compute diluted
   net income per common share                       7,677            7,827
                                                    ======           ======

Basic net income per share                            $.08             $.12
                                                      ====             ====
Diluted net income per share                          $.08             $.11
                                                      ====             ====

Options and warrants to purchase 814,000 and 547,000 shares of common stock were outstanding at March 31, 2000 and 1999, respectively, but were excluded in the computation of diluted income per common share because the options and warrants' exercise price was greater than the average market price of the common shares.

4.       INVENTORY:

Inventory, as of the respective dates, consists of the following (in thousands):

                                        March 31, 2000       December 31, 1999
                                        --------------       -----------------

Raw materials                                $   507                $   482
Work in process                                7,029                  7,612
Finished goods                                 4,279                  3,561
                                             -------                -------
                                             $11,815                $11,655
                                             =======                =======

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2000 as compared with three months ended March 31, 1999

Sales

                                                   Three Months Ended
                                                    (in thousands)
                                           March 31, 2000    March 31, 1999  % increase
                                           --------------    --------------  ----------
Trade show exhibits group                         $17,898           $14,269       25.4%
Permanent and scenic displays group                 7,154            11,522      (37.9)
                                                  -------           -------       ----
Total sales                                       $25,052           $25,791       (2.9)%
                                                  =======           =======      ======

Total sales for the first quarter of 2000 decreased $0.7 million, or 2.9%, below the first quarter of 1999 as a net result of higher sales of trade show exhibits offset by lower sales of permanent and scenic displays. Sales of trade show exhibits were up $3.6 million, or 25.4%, in the first quarter of 2000 as compared with the same 1999 period. This increase was principally attributable to sales to new clients secured near the end of 1999, resulting from the Company's continuing focus on client expansion. Sales of permanent and scenic displays decreased $4.4 million, or 37.9%, in the first quarter 2000 below sales in the same prior year period. This decrease was attributable to several factors, including lower sales for the DMS Store Fixtures business and lower sales for the Sparks Florida ("permanent display") business. The DMS decrease was largely due to lower sales to large retail customers experiencing slower new store growth, and the decrease in the permanent displays business was largely due to large jobs in the first quarter 1999 which were not replaced with corresponding jobs in 2000.

Operating Profit

Operating profit decreased to $1.4 million, or 5.6% of net sales, in the first quarter of 2000 from $1.6 million, or 6% of net sales, in the first quarter of 1999. This decrease was the net result of higher gross profit (25.7% of sales in the first quarter of 2000 as compared with 21.6% in the first quarter of 1999) offset by higher selling, administration and general expenses (20.1% of sales in the first quarter 2000 as compared with 15.5% in the first quarter of 1999). The gross profit improvement was principally attributable to higher sales of trade show exhibits, which yield higher gross profit margins than permanent and scenic displays. Selling expenses increased to 11.7% of sales in the first quarter 2000 from 8.8% in the same 1999 period largely as a result of higher trade show exhibit sales, which are subject to higher sales commissions and variable selling expenses. Administration and general expenses increased $0.4 million due to several factors, including higher depreciation expense related to investments in computer systems and to improvements in the Company's office facilities at several locations.

Other Income/(Expense)

Interest expense increased to $278,000 in the first quarter of 2000 as compared with $225,000 in the same prior year period. This increase was primarily due to higher borrowings from the Company's revolving credit facility, which was attributable in large part to slower billing and collections of accounts receivable.

Income Taxes

The provision for income taxes, as a percentage of pre-tax income, increased to 48% in the first quarter of 2000 from 40% in the comparable 1999 period. The 1999 rate reflects a benefit from the utilization of business tax credits. The difference between statutory income tax rates and these effective tax rates is principally attributable to non-deductible goodwill amortization.

Net Income

Net income decreased to $616,000 ($.08 per fully diluted share) in the first quarter of 2000 from $838,000 ($.12 per fully diluted share) in the first quarter of 1999. Higher selling expenses and the higher effective income tax rate largely accounted for this decrease.

Backlog

The Company's backlog of orders at March 31, 2000 and March 31, 1999 was approximately $23.5 and $21.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Company's cash balance increased $0.7 million which was largely the net result of an increase in borrowings under the revolving credit facility offset by a higher balance of accounts receivable and a reduction in accounts payable. The accounts receivable balance increased to $17.6 million at March 31, 2000 from $16.2 million at December 31, 1999 and was essentially unchanged from $17.7 million at March 31, 1999. The increase in accounts receivable from December 31, 1999 was largely due to a slower billing and collection process. Billing and collection delays were attributable to several factors, including continuing problems associated with the deployment of a new computer system throughout the Company. Although management is taking decisive actions to rectify this situation, implementation of these actions will take time, and accordingly management believes that these problems will continue for the balance of calendar year 2000.

On January 21, 2000, the Company restructured its bank debt with an amended revolving credit facility, providing for borrowing capacity up to $30 million. This new facility, which matures on January 21, 2005, was used to refinance a term loan and can be used to finance capital expenditures, permitted acquisitions and other working capital requirements as needed. The new facility is collateralized by all of the Company's assets and bears interest at rates based on the LIBOR, adjusted for applicable spreads ranging from 1.25% to 2.5%. The Company is subject to an annual commitment fee of 1/4% on the average unused portion of the revolving credit facility. This new facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios, and restricts the Company's ability to pay dividends. Loan origination fees totaling $532,000 comprised of $432,000 of cash payments and issuance of 37,210 shares of the Company's common stock are included under other assets and will be amortized over five years. There were borrowings of $16.3 million under this facility at March 31, 2000. Management expects further borrowings during 2000 to finance growth in its core businesses and for working capital needs.

OUTLOOK

The Company expects continued sales growth from trade show exhibits and relatively flat sales from permanent and scenic displays for the last nine months of 2000. The investment in Sparks Europe in February 1999 was made to expand the Company's international presence throughout the European markets during 2000 and beyond. Gross profit margins are expected to continue to show improvement over the 1999 results from changes in sales mix and because the Company has improved the management talent in the Sparks Florida permanent displays business and in the western region facilities. Management believes that the trade show exhibit client base of Fortune 1000 companies will continue to tightly manage their marketing budgets, which may impact the Company's trade show exhibit profit margins. The Company has upgraded several facilities and continues to pursue operating efficiency improvements to mitigate the impact of margin pressure from its client base.

The Company converted its management information system at the beginning of 1999 and incurred inefficiencies as a result of the transition, which have continued into 2000. Although management is taking decisive action to address this situation, inefficiencies are expected to continue during the second and third quarters. Further investments are planned to upgrade the Company's management information systems.

Management plans ongoing investment in human resources, particularly for new sales executives and support staff to create long-term growth opportunities, and believes that these investments combined with the new debt capacity, will provide future opportunities for continued growth and business expansion.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for working capital requirements, future acquisitions, capital expenditure requirements and foreign investments; the effects of competition on products and pricing, growth and acceptance of new product lines through the company's sales and marketing programs; changes in material prices from suppliers; ability to attract and retain competent employees; ability to add and retain customers; ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $16.4 million from its $30 million revolving credit facility at March 2000.

Fluctuations in foreign currency exchange rates do not significantly affect the Company's financial position and results of operations.

ENVIRONMENTAL

The Company believes it is in compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to protection of the environment. The Company has not been identified by federal or state authorities as a potentially responsible party for environmental clean-ups at any of its sites.

LITIGATION

The Company from time to time is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. The resolution of pending legal matters should not have a material effect on the financial position of the Company.

PART II - OTHER INFORMATION

Responses to Items one through six are omitted since these items are either inapplicable or the response thereto would be negative.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
-------------------------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-------------------------------------
Stephen P. Rolf
Chief Financial Officer



Dated:  May 12, 2000