Form 10-Q
period 2000-06-30
MARLTON TECHNOLOGIES INC
filed 2000-08-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)

                           New Jersey                                             22-1825970
---------------------------------------------------------------   ------------------------------------------
 (State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

              2828 Charter Road                        Philadelphia                 PA             19154
---------------------------------------------- ----------------------------- ----------------- --------------
  (Address of principal executive offices)                 City                   State             Zip

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
                       Yes        X            No
                            ------------          ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court

                      Yes                      No
                            ------------          ------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,365,896
---------
            Transitional Small Business Disclosure Form (check one):

                      Yes                      No       X
                            ------------          ------------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)

                                                                                 June 30,            December 31,
                                                                                   2000                  1999
                                                                                 --------            ------------
                                     ASSETS
Current:
   Cash and cash equivalents                                                     $    832             $    836
   Accounts receivable, net of allowance
     of $236 and $410, respectively                                                24,878               16,232
   Inventory                                                                       11,445               11,655
   Prepaids and other current assets                                                2,294                2,320
   Deferred income taxes                                                              341                  341
                                                                                 --------             --------
          Total current assets                                                     39,790               31,384

Investment in affiliates                                                            1,906                2,058
Property and equipment, net of accumulated
     depreciation of $5,999 and $5,312, respectively                                5,047                5,011
Rental assets, net of accumulated depreciation
        of $2,069 and $1,942, respectively                                          1,754                1,370
Goodwill, net of accumulated amortization of $2,943
       and $2,523, respectively                                                    19,839               20,258
Other assets, net of accumulated amortization
        of $1,138 and $1,088, respectively                                            560                  121
                                                                                 --------             --------
          Total assets                                                           $ 68,896             $ 60,202
                                                                                 ========             ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                             $    110             $  2,912
   Accounts payable                                                                 7,542                7,080
   Accrued expenses and other                                                      10,345                9,328
                                                                                 --------             --------
          Total current liabilities                                                17,997               19,320
                                                                                 --------             --------

Long-term debt, net of current portion                                             19,665               10,448
Other long-term liabilities                                                           420                  551
Deferred income taxes                                                                 159                  159
                                                                                 --------             --------
          Total liabilities                                                        38,241               30,478
                                                                                 --------             --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $.10 par - shares authorized
     50,000,000; 7,365,896 and 7,331,765 issued, respectively                         737                  733
   Additional paid-in capital                                                      30,454               30,353
   Accumulated deficit                                                               (424)              (1,250)
                                                                                 --------             --------
                                                                                   30,767               29,836
   Less cost of 5,000 treasury shares                                                (112)                (112)
                                                                                 --------             --------
          Total stockholders' equity                                               30,655               29,724
                                                                                 --------             --------
          Total liabilities and stockholders' equity                             $ 68,896             $ 60,202
                                                                                 ========             ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                   For the three months ended                   For the six months ended
                                                 ---------------------------------       ----------------------------------------
                                                 June 30, 2000       June 30, 1999       June 30, 2000              June 30, 1999
                                                 -------------       -------------       -------------              -------------
Sales                                             $ 24,790            $ 24,026            $ 49,842                    $ 49,817
Cost of sales                                       19,237              19,276              37,853                      39,506
                                                  --------            --------            --------                    --------
      Gross profit                                   5,553               4,750              11,989                      10,311
                                                  --------            --------            --------                    --------

Expenses:
     Selling                                         2,644               2,349               5,569                       4,611
     Administrative and general                      2,120               1,763               4,229                       3,505
                                                  --------            --------            --------                    --------
                                                     4,764               4,112               9,798                       8,116
                                                  --------            --------            --------                    --------
      Operating profit                                 789                 638               2,191                       2,195
                                                  --------            --------            --------                    --------

Other income (expense):
     Interest income and other income                    6                  53                  41                          83
     Interest (expense)                               (367)               (302)               (646)                       (527)
     Income (loss) from investments
        in affiliates, net                             (23)                (36)                  4                          (2)
                                                  --------            --------            --------                    --------
                                                      (384)               (285)               (601)                       (446)
                                                  --------            --------            --------                    --------
Income before provision for income taxes               405                 353               1,590                       1,749

Provision for income taxes                             195                 141                 764                         699
                                                  --------            --------            --------                    --------

Net income                                           $ 210               $ 212               $ 826                     $ 1,050
                                                  ========            ========            ========                    ========


Income per common share:
     Basic                                            $.03                $.03                $.11                        $.15
     Diluted                                          $.03                $.03                $.11                        $.13

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        (In thousands except share data)


                                                           Common Stock       Additional                                  Total
                                                       ---------------------   Paid-in      Accumulated  Treasury     Stockholders'
                                                         Shares       Amount    Capital        Deficit     Stock         Equity
                                                       ---------      ------  ----------    ------------ --------      ------------
Balance at December 31, 1999                           7,331,765      $733      $30,353        ($1,250)     ($112)        $29,724

Issuance of shares for debt restructuring                 37,210         4           96              -          -             100
Issuance of shares under compensation arrangements         1,921         -            5              -          -               5
Net income for the six months ended June 30, 2000              -                                   826          -             826
                                                       ---------      ----      -------         ------      -----         -------
Balance at June 30, 2000                               7,370,896      $737      $30,454          ($424)     ($112)        $30,655
                                                       =========      ====      =======         ======      =====         =======


                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                             For the six months ended June 30,
                                                                               2000                    1999
                                                                             -------                 -------
Cash flows from operating activities:
   Net income                                                                $   826                 $ 1,050
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                           1,329                   1,259
       Decrease in deferred tax asset                                              -                     121
       Equity in income of affiliates                                            (50)                    (48)
       Other items                                                                 5                      26
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net                     (8,490)                 (1,654)
          (Increase) decrease in inventory                                       210                  (2,814)
          (Increase) decrease in prepaid and other assets                         69                    (150)
          Increase (decrease) in accounts payable, accrued
              expenses and other                                               1,479                  (3,009)
                                                                             -------                 -------
       Net cash used in operating activities                                  (4,622)                 (5,219)
                                                                             -------                 -------

Cash flows from investing activities:
   Guaranteed payments to sellers                                               (131)                   (135)
   Capital expenditures                                                       (1,234)                 (1,660)
   Cash paid to acquire investment in affiliate                                    -                    (258)
                                                                             -------                 -------
      Net cash used in investing activities                                   (1,365)                 (2,053)
                                                                             -------                 -------


Cash flows from financing activities:
     Payments for loan origination fees                                         (432)                      -
     Net borrowings from revolving credit facility                             6,415                   4,037
     Principal payments on long-term debt                                          -                    (927)
                                                                             -------                 -------
     Net cash provided by financing activities                                 5,983                   3,110
                                                                             -------                 -------

Decrease in cash and cash equivalents                                             (4)                 (4,162)

Cash and cash equivalents - beginning of period                                  836                   4,621
                                                                             -------                 -------

Cash and cash equivalents - end of period                                    $   832                 $   459
                                                                             =======                 =======

Supplemental cash flow information:
   Cash paid for interest                                                    $   300                 $   460
                                                                             =======                 =======
   Cash paid for income taxes                                                $   785                 $   643
                                                                             =======                 =======
   Non-cash financing activity:
   Issuance of common stock for revolving credit facility                    $   100                       -
                                                                             =======                 =======
   Issuance of common stock in connection with acquisition                         -                 $   228
                                                                             =======                 =======

            See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

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

2.       PER SHARE DATA
         --------------

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                           Three months ended         Six months ended
                                                           ------------------         ----------------
                                                        June 30,      June 30,      June 30,      June 30,
                                                        ---------     ---------     ---------     --------
                                                          2000          1999          2000          1999
                                                          ----          ----          ----          ----
Net income                                               $ 210          $212         $ 826       $ 1,050
                                                         =====          ====         =====       =======

Weighted average common
   shares outstanding used to compute
   basic net income per common share                     7,366         7,231         7,360         7,231

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                         --           694           235           632
                                                         -----         -----         -----         -----

Total shares used to compute diluted
   net income per common share                           7,366         7,925         7,595         7,863
                                                         =====         =====         =====         =====

Basic net income per share                                $.03          $.03          $.11          $.15
                                                          ====          ====          ====          ====
Diluted net income per share                              $.03          $.03          $.11          $.13
                                                          ====          ====          ====          ====

Options and warrants to purchase 930,000 and 597,000 shares of common stock were outstanding at June 30, 2000 and 1999, respectively, but were excluded in the computation of diluted income per common share because the options and warrants' exercise price was greater than the average market price of the common shares.

3.       INVENTORY
         ---------

Inventory consists of the following:

                                     June 30, 2000    December 31, 1999
                                     -------------    -----------------

Raw materials                           $   486          $   482
Work-in-process                           6,478            7,612
Finished goods                            4,481            3,561
                                        -------          -------
                                        $11,445          $11,655
                                        =======          =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales
-----

                                                         Three months ended
                                                           (in thousands)
                                                                                         % Increase/
                                                  June 30, 2000         June 30, 1999     (Decrease)
                                                  -------------         -------------     ----------
Trade show exhibits group                            $16,571               $13,040          27.1%
Permanent and scenic displays group                    8,219                10,986         (25.2)
                                                     -------               -------          ----
Total sales                                          $24,790               $24,026           3.2%
                                                     =======               =======          ====

                                                          Six months ended
                                                           (in thousands)
                                                                                        % Increase/
                                                    June 30, 2000      June 30, 1999     (Decrease)
                                                    -------------      -------------     ----------
Trade show exhibits group                               $34,469            $27,309          26.2%
Permanent and scenic displays group                      15,373             22,508         (31.7)
                                                         ------             ------        ------
Total sales                                             $49,842            $49,817           0.1%
                                                        =======            =======        ======


Total sales grew 3.2% in the second quarter of 2000 and were essentially unchanged in the first six months of 2000 as compared with the same 1999 periods. This was the net result of higher sales of trade exhibits (up 27.1% in the second quarter and 26.2% in the first half) offset by lower sales of permanent and scenic displays (down 25.2% in the second quarter and 31.7% in the first half). Higher trade show exhibit sales were principally attributable to sales to new clients secured near the end of 1999, resulting from the Company's continuing focus on client expansion. The decrease in permanent and scenic displays sales was largely the result of lower sales for store fixtures and for Sparks scenic displays. The store fixtures decrease was primarily due to lower sales to large national retail customers experiencing slower new store growth. The decrease for scenic displays was due to large projects in the first half of 1999 which were not replaced with similar size projects in the first half of 2000, resulting from a general slowdown in the industry.

Operating Profit
----------------

Operating profit increased to $0.8 million, or 3.2% of sales, in the second quarter 2000 from $0.6 million, or 2.7% of sales, in the same 1999 period, and was essentially unchanged in the first half of 2000 as compared with the first half of 1999. This was the net result of higher gross profit margins offset by higher selling, administrative and general expenses. The gross profit margin, as a percentage of sales improved to 22.4% and 24.1% from 19.8% and 20.7% in the second quarter and first six month periods of 2000 and 1999, respectively. The second quarter gross profit margin improvement was principally attributable to higher margins generated by the scenic displays business. During the second quarter of 1999, the Company incurred poor execution in estimating and manufacturing certain significant projects, which reduced gross profit margins. Management changes were made at this operation and gross margins improved significantly in the second quarter of 2000. The improvement for the first six month period was largely the result of this improvement in the scenic displays business as well as to higher gross profit margins generated by trade show exhibits sales during the first quarter.

Selling expenses, as a percentage of sales increased to 10.7% and 11.2% from 9.8% and 9.2% in the second quarter and first six months of 2000 and 1999, respectively. These increases were largely the result of higher trade show exhibit sales, which are subject to higher sales commissions and variable selling expense.

Administrative and general expenses increased $0.4 million in the second quarter and $0.7 million in the first half of 2000 versus 1999 due to several factors, including higher depreciation expense related to investments in computer systems and to improvements in the Company's office facilities at several locations. The Company also relocated and consolidated its DMS Store Fixtures business during the first half of 2000 and incurred higher recruiting expenses.

Other Income (Expense)
----------------------

Interest expense increased to $0.4 million and $0.6 million from $0.3 million and $0.5 million in the second quarter and first half of 2000 and 1999, respectively. This increase was due in large part to higher borrowings and interest rates on the Company's revolving credit facility to finance working capital requirements resulting from slower billing and collections of accounts receivable.

Income Taxes
------------

The provision for income taxes, as a percentage of pre-tax income, increased to 48% in the second quarter and first six months of 2000 from 40% in the comparable 1999 periods. The 1999 rate reflects a benefit from the utilization of business tax credits. The difference between statutory income tax rates and these effective tax rates is principally attributable to non-deductible goodwill amortization.

Net Income
----------

Net income of $0.2 million ($.03 per fully diluted share) for the second quarter 2000 was essentially unchanged from the same prior year period. For the first half of 2000, net income decreased to $0.8 million from $1.1 million due in large part to higher interest expense and provision for income taxes.

Backlog
-------

The Company's backlog of orders increased to approximately $24 million at June 30, 2000 from $22 million at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $9.7 million during the first half of 2000 to $21.8 million at June 30, 2000 from $12.1 million at December 31, 1999. This increase was principally attributable to an $8.6 million increase in accounts receivable and to a $2.8 million reduction in the current portion of long-term debt, partially offset by a $1.5 million increase in accounts payable and accrued expenses. The accounts receivable increase was due to a higher balance for the Company's DMS Store Fixtures business (up $4.2 million) largely related to major new clients and to a slower billing and collection process experienced by the Company's trade show exhibits operations. Billing and collection delays were attributable to several factors, including continuing difficulties associated with the deployment of a new computer system described below. Management believes that these difficulties will continue for the remainder of 2000. The decrease in the current portion of long-term debt was the result of the debt agreement restructuring described below.

On January 21, 2000, the Company restructured its bank debt with an amended revolving credit facility, providing for borrowing capacity up to $30 million. This new facility, which matures on January 21, 2005, was used to refinance a term loan and can be used to finance capital expenditures, permitted acquisitions and other working capital requirements as needed. The new facility is collateralized by all of the Company's assets and bears interest at rates based on the LIBOR, adjusted for applicable spreads ranging from 1.25% to 2.5%. The Company is subject to an annual commitment fee of 1/4% on the average unused portion of the revolving credit facility. This new facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios, and restricts the Company's ability to pay dividends. Loan origination fees totaling $532,000 comprised of $432,000 of cash payments and issuance of 37,210 shares of the Company's common stock are included under other assets and will be amortized over five years. There were borrowings of $19.6 million under this facility at June 30, 2000.

OUTLOOK

The Company expects continued sales growth from trade show exhibits and relatively flat sales from permanent and lower sales of scenic displays for the last six months of 2000. Management believes that the trade show exhibit client base of Fortune 1000 companies will continue to tightly manage their marketing budgets, which may impact the Company's trade show exhibit profit margins. The Company has upgraded several facilities and continues to pursue operating efficiency improvements to mitigate the impact of margin pressure from its client base.

The Company converted its management information system at the beginning of 1999 and incurred inefficiencies as a result of the transition, which have continued into 2000. Although management is taking decisive action to address this situation, inefficiencies are expected to continue into the second half of 2000. Further investments are planned to upgrade the Company's management information systems.

Management plans ongoing investment in human resources, particularly for new sales executives and support staff to create long-term growth opportunities, and believes that these investments combined with the new debt capacity, will provide future opportunities for continued growth and business expansion.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for working capital requirements, future acquisitions, capital expenditure requirements and foreign investments; the effects of competition on products and pricing, growth and acceptance of new product lines through the company's sales and marketing programs; changes in material prices from suppliers; ability to attract and retain competent employees; ability to add and retain customers; changes in sales mix; ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $19.6 million from its $30 million revolving credit facility at June 30, 2000.

Fluctuations in foreign currency exchange rates do not significantly affect the Company's financial position and results of operations.

PART II - OTHER INFORMATION

Responses to Items one, two, three and five are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company held its Annual Meeting of Shareholders on June 22, 2000. Alan I. Goldberg and Seymour Hernes were elected as directors to serve for a three-year term. Fred Cohen, William R. Hamilton, Robert B. Ginsburg and Jeffrey Harrow continued their respective terms of office as directors. At such meeting votes were cast as follows:

Election of Directors                                For              Against
---------------------                                ---              -------

Alan I. Goldberg                                  5,374,311           101,985

Seymour Hernes                                    5,374,300           101,996

ITEM 6.
(a)      Exhibits

                                                                                                        Page

10(w)         Amendment to Employment Agreement dated May 1, 2000 with Lawrence W. Schan                 11
                                                                                                       ------

10(x)         Option Agreement dated January 10, 2000 with Stephen P. Rolf                               14
                                                                                                       ------

10(y)         Option Agreement dated August 7, 2000 with Robert B. Ginsburg                              15
                                                                                                       ------

10(z)         Option Agreement dated August 7, 2000 with Alan I. Goldberg                                17
                                                                                                       ------

10(AA)        Option Agreement dated August 7, 2000 with Outside Directors                               19
                                                                                                       ------

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the period covered by this report on Form 10-Q


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
-----------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-------------------
Stephen P. Rolf
Chief Financial Officer


Dated August 11, 2000