Form 10-Q
period 2000-09-30
MARLTON TECHNOLOGIES INC
filed 2000-11-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

   2828 Charter Road, Suite 101           Philadelphia       PA        19154
--------------------------------------------------------------------------------
(Address of principal executive offices)      City          State       Zip

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

                 Yes                              No
                      ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,422,266

            Transitional Small Business Disclosure Form (check one):

                 Yes                              No          X
                      -----------------               ------------------

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)

                                                                         September 30,         December 31,
                                            ASSETS                           2000                  1999
                                                                           --------              --------
Current:
   Cash and cash equivalents                                               $  1,029              $    836
   Accounts receivable, net of allowance
       of $1,642 and $410, respectively                                      21,141                16,232
   Inventory                                                                 11,285                11,655
   Prepaids and other current assets                                          1,874                 2,320
   Deferred income taxes                                                      1,327                   341
                                                                           --------              --------
          Total current assets                                               36,656                31,384
                                                                           --------              --------

Investment in affiliates                                                      1,835                 2,058
Property and equipment, net of accumulated
       depreciation of $6,309 and $5,315, respectively                        4,850                 5,011
Rental assets, net of accumulated depreciation
      of $2,188 and $1,942, respectively                                      1,678                 1,370
Goodwill, net of accumulated amortization of $3,148
       and $2,523, respectively                                              19,634                20,258
Other assets, net of accumulated amortization
        of $1,178 and $1,088, respectively                                      517                   121
                                                                           --------              --------
          Total assets                                                     $ 65,170              $ 60,202
                                                                           ========              ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                       $    112              $  2,912
   Accounts payable                                                           8,540                 7,080
   Accrued expenses and other                                                 8,424                 9,328
                                                                           --------              --------
          Total current liabilities                                          17,076                19,320
                                                                           --------              --------

   Long-term debt, net of current portion                                    18,086                10,448
   Other long-term liabilities                                                  354                   551
Deferred income taxes                                                           159                   159
                                                                           --------              --------
          Total liabilities                                                  35,675                30,478
                                                                           --------              --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $.10 par - shares authorized
      50,000,000; 7,427,266 and 7,331,765 issued, respectively                  743                   733
   Additional paid-in capital                                                30,543                30,353
   Accumulated (deficit)                                                     (1,679)               (1,250)
                                                                           --------              --------
                                                                             29,607                29,836
   Less cost of 5,000 treasury shares                                          (112)                 (112)
                                                                           --------              --------
          Total stockholders' equity                                         29,495                29,724
                                                                           --------              --------
          Total liabilities and stockholders' equity                       $ 65,170              $ 60,202
                                                                           ========              ========


                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                        For the three months ended          For the nine months ended
                                                                September 30,                       September 30,
                                                          2000              1999              2000              1999
                                                        --------          --------          --------          --------
Net sales                                               $ 21,482          $ 21,921          $ 71,324          $ 71,738
Cost of sales                                             17,417            16,744            55,270            56,250
                                                        --------          --------          --------          --------
     Gross profit                                          4,065             5,177            16,054            15,488
                                                        --------          --------          --------          --------

     Selling expenses                                      2,272             2,187             7,841             6,798
     Administrative and general expenses                   3,606             1,694             7,835             5,199
                                                        --------          --------          --------          --------
                                                           5,878             3,881            15,676            11,997
                                                        --------          --------          --------          --------
     Operating profit (loss)                              (1,813)            1,296               378             3,491
                                                        --------          --------          --------          --------

     Interest income and other income                         27                31                68               114
     Interest (expense)                                     (384)             (309)           (1,030)             (836)
     (Loss) from investments in affiliates, net              (71)              (27)              (67)              (29)
     Write down of investment in affiliate                    --              (465)               --              (465)
                                                        --------          --------          --------          --------
                                                            (428)             (770)           (1,029)           (1,216)
                                                        --------          --------          --------          --------

Income (loss) before provision for income taxes           (2,241)              526              (651)            2,275

Provision for (benefit from) income taxes                   (986)              210              (222)              909
                                                        --------          --------          --------          --------

Net income (loss)                                       $ (1,255)         $    316          $   (429)         $  1,366
                                                        ========          ========          ========          ========



Income (loss) per common share:
     Basic                                                $ (.17)             $.04            $ (.06)             $.19
     Diluted                                              $ (.17)             $.04            $ (.06)             $.18

                See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                        (In thousands except share data)

                                                              Common Stock        Additional                               Total
                                                                                    Paid-in   Accumulated    Treasury  Stockholders'
                                                           Shares       Amount      Capital      Deficit       Stock       Equity
                                                         ---------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999                               7,331,765   $      733   $   30,353  $   (1,250)  $     (112)  $   29,724

Issuance of shares for debt restructuring                   37,210            4           96          --           --          100

Issuance of shares under compensation arrangements          58,291            6           94          --           --          100

Net loss for the nine months ended September  30, 2000          --           --           --        (429)          --         (429)

                                                         ---------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 2000                              7,427,266   $      743   $   30,543   $   (1,679)  $     (112)  $   29,495
                                                         =========   ==========   ==========   ==========   ==========   ==========





                See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                  For the nine months ended September 30,
                                                                         2000                 1999
                                                                       -------              -------
Cash flows from operating activities:
   Net income (loss)                                                   $  (429)             $ 1,366
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                     2,027                1,843
       Decrease in deferred tax asset                                     (986)                 181
       Equity in (income) loss of affiliates                                (2)                  29
       Write down of investment in affiliate                                --                  465
       Other non cash item                                                 100                   --
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net               (4,753)                (976)
          (Increase) decrease in inventory                                 370               (1,997)
          (Increase) decrease in prepaid and other assets                  492                  131
          Increase (decrease) in accounts payable, accrued
              expenses and other                                           554               (6,236)
                                                                       -------              -------
       Net cash used in operating activities                            (2,627)              (5,194)
                                                                       -------              -------

Cash flows from investing activities:
   Guaranteed payments to sellers                                         (197)                (201)
   Capital expenditures                                                 (1,390)              (2,220)
   Cash paid for investment in affiliate                                    --                 (258)
                                                                       -------              -------
      Net cash used in investing activities                             (1,587)              (2,679)
                                                                       -------              -------

Cash flows from financing activities:
     Payments for loan origination fees                                   (432)                  --
     Net borrowings from revolving credit facility                       4,839                5,365
     Principal payments on long-term debt                                   --               (1,634)
     Proceeds from exercised stock options                                  --                  110
                                                                       -------              -------
     Net cash provided by financing activities                           4,407                3,841
                                                                       -------              -------

Increase (decrease) in cash and cash equivalents                           193               (4,032)

Cash and cash equivalents - beginning of period                            836                4,620
                                                                       -------              -------

Cash and cash equivalents - end of period                              $ 1,029              $   588
                                                                       =======              =======

Supplemental cash flow information:
   Cash paid for interest                                              $   673              $   705
                                                                       =======              =======
   Cash paid for income taxes                                          $   787              $   744
                                                                       =======              =======
   Non-cash financing activity:
   Issuance of common stock for revolving credit facility              $   100                   --
                                                                       =======              =======
   Issuance of common stock in connection with acquisition                  --              $   228
                                                                       =======              =======

            See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

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

2.       PER SHARE DATA

The following table sets forth the computation of basic and diluted net income per common share (in thousands except for per share data):

                                                       Three months ended              Nine months ended
                                                          September 30,                   September 30,
                                                      2000            1999            2000            1999
                                                      ----            ----            ----            ----
Net income (loss)                                 $(1,255)            $316          $(429)          $1,366
                                                  ========            ====          ======          ======
Weighted average common
   shares outstanding used to compute
   basic net income per common share                 7,380           7,282           7,367           7,231

Additional common shares to be issued
   assuming exercise of stock options,
   net of shares assumed reacquired                     --             427              38             571

Total shares used to compute diluted
   net income (loss) per common share                7,380           7,709           7,405           7,802
                                                     =====           =====           =====           =====

Basic net income (loss) per share                  $ (.17)            $.04         $ (.06)            $.19
                                                   =======            ====         =======            ====
Diluted net income (loss) per share                $ (.17)            $.04         $ (.06)            $.18
                                                   =======            ====         =======            ====

Options and warrants to purchase 1,779,000 and 266,000 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise prices were greater than the average market price.

3.       INVENTORY

Inventory consists of the following (in thousands):

                                 September 30, 2000           December 31, 1999
                                 ------------------           -----------------

Raw Materials                               $   465                     $   482
Work In Process                               6,407                       7,612
Finished Goods                                4,413                       3,561
                                            -------                     -------
                                            $11,285                     $11,655
                                            =======                     =======

4.       INVESTMENT IN AFFILIATES

During the third quarter of 1999, the Company recognized an impairment loss of approximately $465,000 related to its investment in Abex Europe, which went into receivership on October 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

                                                              Three months ended
                                                                (in thousands)

                                                  September 30, 2000      September 30, 1999    % Increase/
                                                  ------------------      ------------------     (Decrease)
                                                                                                -----------
Trade show exhibits group                                   $  9,642                $  8,252          16.8%
Permanent and scenic displays group                           11,840                  13,669         (13.4)
                                                            --------                --------       -------
Total net sales                                             $ 21,482                $ 21,921          (2.0)%
                                                            ========                ========       =======


                                                              Nine months ended
                                                                (in thousands)

                                                  September 30, 2000      September 30, 1999    % Increase/
                                                  ------------------      ------------------     (Decrease)
                                                                                                -----------

Trade show exhibits group                                  $  44,111               $  35,561         24.0%
Permanent and scenic displays group                           27,213                  36,177        (24.8)
                                                           ---------               ---------       ------
Total net sales                                            $  71,324               $  71,738        ( 0.6)%
                                                           =========               =========       ======

Total net sales decreased 2% in the third quarter of 2000 and were essentially unchanged in the first nine months of 2000 as compared with the same 1999 periods. This was the net result of higher sales of trade show exhibits (up 16.8% in the third quarter and 24% in the first nine months) offset by lower sales of permanent and scenic displays (down 13.4% in the third quarter and 24.8% in the first nine months). Higher trade show exhibit sales were principally attributable to sales to new clients secured near the end of 1999, resulting from the Company's continuing focus on client expansion. The third quarter decrease in sales of permanent and scenic displays was principally attributable to stopping production for a customer having financial difficulties, as discussed below. The decrease in permanent and scenic displays sales for the first nine month period was largely the result of lower sales for store fixtures during the first six months of 2000 and for scenic displays during the first nine months of 2000. The store fixtures decrease in the first six months of 2000 was primarily due to lower sales to large national retail customers experiencing slower new store growth. The decrease for scenic displays in the first nine months of 2000 was due to large projects in 1999 which were not replaced with similar size projects in 2000, resulting from a general slowdown in the industry, as well as the aborted production for the customer having financial difficulties, as discussed below.

Operating Profit (Loss)

An operating loss of $1.8 million was incurred in the third quarter of 2000 as compared with operating profit of $1.3 million in the same prior year period. The Company recorded a bad debt provision for $1.4 million and an inventory reserve of $.6 million related to two permanent and scenic displays customers. One of these customers, which the Company has successfully serviced for several years, disclosed in the third quarter that it is in violation of its bank debt covenants. Based on information currently available, management believes it is uncertain that the Company will receive payment for $1.2 million of accounts receivable related principally to permanent displays installed in the first half of 2000. The Company also incurred operating losses at its Orlando, Florida operation in the third quarter of 2000 associated with curtailed production for this customer. These Orlando operating losses are expected to continue into the fourth quarter of 2000 as the Company attempts to replace this lost sales and production volume. The Company is in dispute with another customer with respect to the quality of certain store fixtures and stopped doing business with this customer. Although management intends to aggressively pursue collection of accounts receivable and recovery of inventory produced for purchase orders received from this customer, such collection and cost recovery is uncertain. Accordingly, a reserve of approximately $200,000 and $600,000 for the accounts receivable and inventory, respectively was recorded in the third quarter. The Company also incurred operating losses at its San Francisco, California operation in the third quarter 2000 due in large part to lower sales and production volume. Additional operating losses are expected for this operation in the fourth quarter 2000 as the Company discontinues production operations in San Francisco and consolidates it into other production facilities.

The gross profit margin, as a percentage of net sales, decreased to 18.9% in the third quarter and increased to 22.5% in the first nine months of 2000 as compared with 23.6% and 21.6% in the respective prior year periods. The third quarter decrease was principally attributable to the $600,000 inventory write down discussed above, which reduced the gross profit percentage by 2.8%. The gross profit percentage increase for the first nine months of 2000 was the net result of several factors, including higher margins generated by the scenic displays business in the second quarter and higher gross profit margins generated by trade show exhibits sales in the first quarter, partially offset by the third quarter inventory write down.

Selling expenses, as a percentage of net sales, increased to 10.6% in the third quarter and 11% in the first nine months of 2000 from 10% and 9.5% in the respective 1999 periods. These increases were due in part to higher tradeshow exhibit sales, which are subject to higher sales commissions and variable selling expenses. The Company also invested in additional sales personnel in 2000.

Administrative and general expenses increased by $1.9 million in the third quarter and by $2.6 million in the first nine months of 2000 as compared with the corresponding periods of 1999. These increases were attributable to several factors, including the $1.4 million third quarter bad debt provision, higher depreciation expense related to investments in computer systems and office facilities, management recruiting expenses and relocation costs to consolidate the Company's store fixtures business during the first half of 2000.

Other Income (Expense)

Interest expense increased to $0.4 million and $1.0 million from $0.3 million and $0.8 million in the third quarter and first nine months of 2000 and 1999, respectively. These increases were due in large part to higher borrowings and interest rates on the Company's revolving credit facility to finance working capital requirements resulting from slower billing and collections of accounts receivable.

Income Taxes

The benefit for income taxes, as a percentage of the pre-tax losses in 2000, was 44% in the third quarter and 34% in the first nine months of 2000. The 1999 rate of 40% reflects a benefit from the utilization of business tax credits. The difference between statutory income tax rates and these effective tax rates is principally attributable to non-deductible goodwill amortization.

Net Income

A net loss of $1.3 million ($.17 per fully diluted share) and $0.4 million ($.06 per fully diluted share) was incurred in the third quarter and first nine months of 2000 as compared with net income of $0.3 million ($.05 per fully diluted share) and $1.4 million ($.18 per fully diluted share) in the respective prior year periods. The losses incurred in 2000 were the result of several factors, including the third quarter bad debt and inventory provisions, higher administrative and general expenses and higher interest expense.

Backlog

The Company's backlog of orders decreased to approximately $22 million at September 30, 2000 from approximately $24 million at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $7.5 million during the first nine months of 2000 to $19.6 million at September 30, 2000 from $12.1 million at December 31, 1999. This increase was principally attributable to an $4.9 million increase in accounts receivable and to a $2.8 million reduction in the current portion of long-term debt. The accounts receivable increase was due to a higher balance for the Company's store fixtures largely related to major new clients and to a slower billing and collection process experienced by the Company's trade show exhibits operations. Billing and collection delays were attributable to several factors, including continuing difficulties associated with the deployment of a new computer system described below. Management believes that these difficulties will continue for the remainder of 2000. The decrease in the current portion of long-term debt was the result of the debt agreement restructuring described below.

On January 21, 2000, the Company restructured its bank debt with an amended revolving credit facility, providing for borrowing capacity up to $30 million. This new facility, which matures on January 21, 2005, was used to refinance a term loan and can be used to finance capital expenditures, permitted acquisitions and other working capital requirements. The new facility is collateralized by all of the Company's assets and bears interest at rates based on the LIBOR, adjusted for applicable spreads ranging from 1.25% to 2.5%. The Company is subject to an annual commitment fee of 1/4% on the average unused portion of the revolving credit facility. Loan origination fees totaling $532,000 comprised of $432,000 of cash payments and issuance of 37,210 shares of the Company's common stock are included under other assets and will be amortized over five years. There were borrowings of $18 million under this facility at September 30, 2000. This new facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios, and restricts the Company's ability to pay dividends. The Company was not in compliance with the financial covenants of certain of these financial ratios at September 30, 2000 as a result of the bad debt provision and inventory write down recorded in the third quarter. The Company obtained a waiver from the bank expiring on December 29, 2000 with respect to non-compliance with these covenants. Management is in ongoing communications with the bank and anticipates that it will require an extended waiver or amendment to these covenants prior to December 29, 2000 to avoid non-compliance at year end.

OUTLOOK

The Company expects continued sales growth from trade show exhibits and lower sales from permanent and scenic displays for the last three months of 2000. Management believes that the trade show exhibit client base of Fortune 1000 companies will continue to tightly manage their marketing budgets, which may impact the Company's trade show exhibit profit margins. The Company has upgraded several facilities and continues to pursue operating efficiency improvements to mitigate the impact of margin pressure from its client base.

The Company converted its management information system at the beginning of 1999 and incurred inefficiencies as a result of the transition, which have continued into 2000. Although management is taking decisive action to address this situation, inefficiencies are expected to continue into the fourth quarter of 2000. Further investments are planned to upgrade the Company's management information systems.

Management plans ongoing investment in human resources, particularly for new sales executives and support staff to create long-term growth opportunities, and believes that these investments will provide future opportunities for continued growth and business expansion.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for working capital requirements, future acquisitions, capital expenditure requirements and foreign investments; the effects of competition on products and pricing, growth and acceptance of new product lines through the company's sales and marketing programs; changes in material prices from suppliers; changes in customers' financial condition; ability to attract and retain competent employees; ability to add and retain customers; changes in sales mix; ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $18 million from its $30 million revolving credit facility at September 30, 2000.

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

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
----------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-------------------
Stephen P. Rolf
Chief Financial Officer


Dated November 13, 2000