Form 10-K
period 2000-12-31
MARLTON TECHNOLOGIES INC
filed 2001-04-17
CIK 96988

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                -----------------

                          Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                           --------------------------
                (Name of Registrant as specified in its charter)

                        New Jersey                                                       22-1825970
------------------------------------------------------------           -----------------------------------------------
                 (State of incorporation)                                   (IRS Employer Identification Number)

            2828 Charter Road, Philadelphia, PA                                            19154
------------------------------------------------------------           -----------------------------------------------
         (Address of principal executive offices)                                        (Zip Code)

    Registrant's telephone number, including area code:                                (215) 676-6900
                                                                       -----------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                          Title of each class:                         Name of each exchange:
                    ---------------------------------              -------------------------------
                      Common Stock, $.10 par value                    American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Exchange Act:  None
                                                                       ----

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  X     No
                ---       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.________

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 13, 2001 was $1,979,325. As of April 13, 2001, there were 7,446,429 shares of Common Stock, $.10 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by reference into this Form 10-K.

(i) Information from the Registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 10, 11, 12 and 13.


Exhibit Index appears on Page       13
                                    -----

                                     PART I

ITEM 1.  BUSINESS

Business Development

Marlton Technologies, Inc. (the "Company") was incorporated as a New Jersey corporation in 1966. The Company's business was related to computerized electronic telecommunication systems until 1988 when it sold substantially all of its operating assets.

In August 1990, the Company acquired the business of a Philadelphia, Pennsylvania designer and manufacturer of custom trade show exhibits, museum interiors and graphics, and provider of trade show services. In late 1990, the Company acquired the trade show exhibit division of a competitor and also established a portable exhibits group. The Company subsequently formed subsidiaries (i) during July 1991 in the Atlanta, Georgia area, (ii) during July 1992 in the San Diego, California area, and (iii) during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit design and manufacturing companies. During April 1996, the Company acquired an Orlando, Florida producer of business theater, theme park attractions, themed interiors, theatrical scenery and special effects. On December 31, 1997, the Company acquired DMS Store Fixtures Corp. ("DMS") in King of Prussia, Pennsylvania, which was relocated to the Company's Philadelphia, Pennsylvania location in March 2000. DMS supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. In April 1998, the Company acquired a San Francisco, California area producer of exhibit properties for industrial and corporate theater events. In 1999, as part of a nationwide branding and marketing strategy, all of the Company's operating subsidiaries except DMS began doing business under the name Sparks Exhibits & Environments (collectively "Sparks"). Currently, all of the Company's operating revenues are derived from Sparks and DMS.

In February 1998, the Company acquired a 25% interest in Abex Display Systems, Inc. ("Abex"), a portable/modular trade show exhibit manufacturer based in Los Angeles, California. In February 1999, the Company acquired a 25% equity interest in an Amsterdam, Netherlands area trade show exhibit design and manufacturing company, which simultaneously changed its name to Sparks Europe, B.V. ("Sparks Europe"). The Company's investments in Abex and Sparks Europe are accounted for using the equity method with the Company recognizing its pro-rata portion of Abex and Sparks Europe operating results.

Business Description

Products and Services

The Company is engaged in the custom design, production and sale of exhibits and environments for trade shows, retail stores, theme parks, themed interiors, museums, arenas, executive briefing centers and corporate events. Clients include industry, government, entertainment and commercial establishments. The Company manages custom trade show projects from concept through final construction, employing sophisticated graphics and exhibit designers and computer-aided design software and hardware. In-house facilities provide a wide range of computerized design and production of graphics. Electronics and audiovisual capabilities include on-staff electronic specialists and vendor relationships which provide multi-media equipment and programs, interactive program production and customized computer applications. The Company provides full service trade show exhibit services, including coordination, refurbishing, shipping, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects costing in excess of $200,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through Sparks Europe or an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. In addition, the Company produces sophisticated themed exhibits for educational and entertainment venues such as museums and theme parks. Typically, the customer or its design firm prepares the design for the Company to fabricate using carpentry, sculpture, metal working and scenic artist skills. The Company also supplies custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to third-party manufacturers with whom the Company has developed long-standing business relationships for the production of its products. These manufacturers work closely with an experienced Company project management team. Custom store fixture opportunities includes outfitting new retail stores and remodeling existing stores, including specialty apparel chains, department stores, outlet stores and drug stores. The Company made no significant disbursements during any of the last three fiscal years for research and development activities.

Marketing and Distribution

Sales by the Company to domestic customers for both domestic and international use are solicited through internal sales and marketing groups. Purchase of sophisticated exhibits and environments usually involves a substantial expenditure by the customer, and significant expertise is required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and manufacturing of sophisticated exhibits and environments and to comply with internal profitability requirements. Sales are typically made directly to the end user of the product or service. In addition to the sales personnel, senior officers devote substantial attention to sales and marketing activities.

Manufacturing and Raw Materials

The Company designs and manufactures custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehouse employees. Specialty items such as studio production are subcontracted. The Company also subcontracts to Sparks Europe and others the manufacture of exhibits for foreign trade shows. The Company coordinates shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently stores the exhibit for the customer. For scenic projects, the Company employs scenic carpenters and metal workers to fabricate scenery which is painted by skilled scenic artists. The Company utilizes a network of manufacturers for the production of its store fixture and display products. Raw materials for custom, scenic and portable exhibits, store fixtures and displays, as well as subcontractors for specialty work, have historically been available on commercially reasonable terms from various vendors. Portable exhibit configurations, together with graphics, are typically designed by the Company for a client and are purchased from Abex or unrelated manufacturers for resale. Graphics may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Company has obtained such distribution rights from Abex, its primary source of portable exhibits.

Seasonality of Business

Trade shows typically occur regularly throughout the year with the exception of the third quarter when business to business trade shows are traditionally at a low point. Trade show activities in specific industries, such as health care and telecommunications, tend to be a function of seasonal show schedules within those industries. The custom store fixture business tends to be slower during the fourth and first quarters due to retailers' desires not to install or plan new fixtures during their traditionally busy year-end season. The Company seeks new clients and sales people with client bases in different industries to reduce the effects of the slower sales periods. Additionally, the Company offers other products and services, such as sales of scenic and themed exhibits, portable/modular exhibits, and permanent exhibits which tend to be less seasonal in nature, and in certain cases, manufacturing can be spread over longer periods of time.

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

Significant Customers

No customer accounted for over 10% of the Company's consolidated net sales in 2000 or accounts receivable at December 31, 2000. One customer accounted for 12% of consolidated net sales in 1999 and 13% of accounts receivable at December 31, 1999. During 1999 and 2000, the Company took steps to diversify its customer base.

Backlog

Backlog of orders at December 31, 2000 and 1999 was approximately $18.0 million and $30.8 million, respectively. The backlog decrease is principally attributable to lower orders for an insolvent customer and for store fixtures. Generally, backlog of orders are recognized as sales during the subsequent six month period. The current backlog relates primarily to expected 2001 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities. There are also a significant amount of proposals outstanding with current and prospective clients.

Competition

The Company competes with other companies offering similar products and providing similar services on the basis of price, quality, performance, financial resources, and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit, retail store fixture and display, and portable exhibits sales markets include a large number of national and regional companies, some of which have substantially greater sales and resources than the Company. In addition to its domestic manufacturing facilities, the Company utilizes its national and international affiliations and relationships to meet customers needs in other geographic areas. Due to the lack of specific public information, the Company's competitive position is difficult to ascertain.

Environmental Protection

The Company's compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect upon its capital expenditures, earnings and competitive position.

Employees

The total number of persons employed by the Company is approximately 340 of which 335 are full-time employees. The Philadelphia, Pennsylvania, operations have a three-year labor contract expiring June 30, 2001 and a three-year labor contract expiring November 14, 2001.

ITEM 2.  PROPERTIES

The Company currently leases five primary facilities as follows:

          Location           Square Footage                   Purpose
          --------           --------------                   -------
   Philadelphia, PA               250,000          Office, showroom, warehouse & manufacturing
   Austell, GA                     81,000          Office, showroom, warehouse & manufacturing
   El Cajon, CA                   150,000          Office, showroom, warehouse & manufacturing
   Orlando, FL                     45,000          Office, warehouse & manufacturing
   San Carlos, CA                   4,000          Office
                                  -------
                                  530,000
                                  =======

The Company's subsidiaries also have two sales offices of under 1,000 square feet each. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 2000, based on normal five-day operations, and are adequate for operations in 2001, including any foreseeable internal growth. The Company does not anticipate significant difficulty in acquiring additional space, if necessary. In the fourth quarter of 2000, the Company consolidated its San Carlos, California manufacturing and warehousing into its El Cajon, California facility, while maintaining a San Carlos sales and design office. The Company intends to consolidate its Orlando, Florida manufacturing and warehousing operation into its Austell, Georgia facility during the second quarter of 2001, while maintaining a sales office in Orlando.

ITEM 3.  LEGAL PROCEEDINGS

The Company from time to time is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. The resolution of pending legal matters should not have a material effect upon the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sales prices of the Common Stock, par value $.10 per share, of the Company on the American Stock Exchange:

                          2000                                 1999
                          ----                                 ----
  Quarter       High                Low              High                Low
  -------       ----                ---              ----                ---
     1         3 7/16              2 1/16            5-1/8                 3
     2         2 5/8                1.25             5-1/4              3-5/8
     3          2.19                1.25               4                2-1/16
     4          1.75                 .50             3-3/16             1-1/2

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

As of April 13, 2001, there were 954 holders of record of the Company's Common Stock.

In January 2000, 37,210 shares of Common Stock were issued to the Company's financial advisor as partial compensation for the advisor's services in restructuring the Company's bank debt. On the date of issuance, shares of the Company's Common Stock had a market value of $2.69 per share. In addition, 59,454 shares were contributed in 2000 to the Company's 401(k) plan or awarded to employees, without receipt of any proceeds by the Company. No underwriter was employed in any of these transactions. These sales were isolated transactions involving a sophisticated party and employees, and were exempt from registration under Section 4(2) or Rule 701 of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  SELECTED FINANCIAL DATA
                                                               For the years ended December 31
                                                           (in thousands except per share amounts)


                                            2000           1999(1)          1998             1997              1996
                                            ----           -------          ----             ----              ----
TOTAL ASSETS                              $63,827         $60,319          $62,022          $54,113           $22,191
LONG-TERM OBLIGATIONS                      16,695          11,157           11,744           12,243               457
OPERATIONS:
         Net sales                         92,533          94,584           91,134           48,716            38,316
         Operating profit                      60 (2)       3,053            5,315            2,274             1,346
         Net income (loss)                 (1,106)(2)     $   809(3)       $ 2,821          $ 2,003           $ 2,340(6)

BASIC NET INCOME (LOSS)
   PER COMMON SHARE (4)                   $  (.15)        $   .11          $   .40          $   .42           $   .52

DILUTED NET INCOME (LOSS) PER COMMON
SHARE (5)                                 $  (.15)        $   .10          $   .35          $   .36           $   .45

CASH DIVIDENDS                                -0-             -0-              -0-              -0-               -0-

1. The Company's 1999 financial statements have been revised. See note 2 to the consolidated financial statements.
2. Includes a provision of $1.2 million ($2.0 million before income taxes) for accounts receivable and inventory for permanent displays customers.
3. Includes an impairment loss of $279,000 ($465,000 before income taxes) for a write-down of the Company's investment in Abex Europe.
4. Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year.
5. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.
6.  Includes a $708,000 gain from contractual amendments, net of income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, executive briefing centers, corporate events and retail stores for clients in industry, government, entertainment and commercial establishments.

RESULTS OF OPERATIONS

2000 As Compared With 1999

Net Sales

                                 (in thousands)
                                                          % increase
Revenue Sources                 2000          1999        (decrease)
---------------                 ----          ----        ----------

Trade show exhibits          $56,182       $47,265            19%
Permanent/scenic displays     36,351        47,319           (23)
                             -------       -------           ---
Total                        $92,533       $94,584            (2)%
                             =======       =======           ===

Total net sales decreased $2.1 million, or 2%, in 2000 as compared with 1999 net sales as a result of higher sales of trade show exhibits, which grew $8.9 million or 19%, offset by lower sales of permanent/scenic displays, which decreased $11 million or 23%. Higher trade show exhibit sales were due primarily to new clients and to higher sales of services provided at trade shows. Lower sales of permanent/scenic displays were principally attributable to a decrease in business from a customer that became insolvent and to lower sales for the Company's store fixtures business as major retail customers delayed new store openings and renovations.

Operating Profits

The Company revised its 1999 financial statements. See Note 2 to the consolidated financial statements.

Operating profit decreased to $60,000 in 2000 from $3.1 million, in 1999. A provision for accounts receivable and inventory related to customer insolvency and disputes reduced third quarter 2000 operating profit by $2 million. Additionally, relocation of operations and losses incurred by the Company's permanent/scenic displays operations reduced fourth quarter 2000 operating profit by approximately $1 million.

By the second quarter of 2001, the Company expects to have relocated and consolidated three of its operations within the past fifteen months. The Company's store fixtures business was relocated in March of 2000 and consolidated with its Philadelphia, PA, operations, and West Coast production operations were consolidated in the fourth quarter of 2000. In the first quarter of 2001, management decided to consolidate its Southeast region production operations, which is planned for completion during the second quarter of 2001. These actions are expected to improve the Company's competitive position and eliminate operating losses realized in the West Coast and Southeast region facilities that were relocated.

Selling expenses increased to $11 million, or 11.9% of sales, in 2000 from $9.3 million, or 9.8% of sales in 1999. This increase was due in part to higher trade show exhibit sales, which are subject to higher sales commissions and variable selling expenses. The Company also invested in additional sales personnel in 2000.

Administrative and general expenses increased $1.6 million to $9.2 million, or 10% of sales, in 2000 from $7.6 million, or 8% of sales, in 1999. This increase was attributable to several factors, including higher bad debt provisions ($0.8 million), higher business insurance costs, consulting fees, amortization of loan origination fees, management recruiting expenses and relocation costs to consolidate the Company's store fixtures business.

Other Income (Expense)

Interest expense increased to $1.4 million in 2000 from $1.1 million in 1999 due to higher borrowings on the Company's revolving credit facility. This increase was due in part to finance working capital requirements resulting from losses incurred in the permanent/scenic displays businesses and from slower billing and collections of accounts receivable. The Company deployed new computer systems during 1999 and 2000, which caused delays in customer billings and collections.

A write down of $465,000 was incurred in 1999 related to the Company's investment in Abex Europe, which went into receivership under UK law in October 1999.

Income Taxes

The benefit from income taxes was 19% of the pre-tax loss in 2000 as compared with a 47% provision in 1999 largely due to differences between book and tax treatment of goodwill amortization.

Net Income

A net loss of $1.1 million ($.15 per fully diluted share) was incurred in 2000 as compared with net income of $0.8 million ($.10 per fully diluted share) in 1999. The decrease in 2000 was attributable primarily to losses associated with the permanent/scenic displays businesses that required higher bad debt and inventory provisions and higher selling, administrative and general expenses.

Backlog

The Company's backlog of orders was approximately $18 million at December 31, 2000 as compared with $30.8 million at December 31, 1999. This decrease was due in large part to lower orders for permanent/scenic displays.

1999 As Compared With 1998

Net Sales

                                  (in thousands)
                                                           % increase
Revenue Sources                 1999           1998        (decrease)
---------------                 ----           ----        ----------

Trade show exhibits           $47,265        $41,777            13%
Permanent/scenic displays      47,319         48,957            (3)
EDSI                               --            400          (100)
                              -------        -------          ----
    Total                     $94,584        $91,134             4%
                              =======        =======          ====

Total net sales increased $3.5 million, or 4%, in 1999 as compared with 1998, led by higher sales of trade show exhibits, which grew $5.5 million, or 13%. The increase in sales of trade show exhibits was principally attributable to a full year of sales for significant new clients secured near the end of 1998, resulting from the Company's continuing initiatives focused on client expansion. Net sales of permanent/scenic displays, comprised primarily of the Company's store fixtures business acquired at the end of 1997 and the Sparks Florida business acquired in 1996, decreased $1.6 million, or 3%. This decrease was primarily the result of lower sales for store fixtures, partially offset by higher sales for scenic displays. Lower sales for store fixtures were due in large part to a decrease in purchases by a large client, and higher sales for scenic displays were the result of securing new clients during 1999. There were no sales in 1999 for Expose Display Systems, Inc. ("EDSI") as a result of an exchange of the Company's interest in EDSI in connection with the acquisition of a minority interest in Abex as of February 1, 1998.

Operating Profits

Operating profits decreased $2.3 million, to $3.1 million in 1999 from $5.3 million in 1998. This decrease was principally attributable to lower operating profits generated by the permanent displays and store fixtures businesses largely resulting from lower revenues. The permanent displays operating profit decrease resulted, in large part, from bids on large jobs that did not provide adequate profit margins. Trade show exhibits margins also decreased in 1999.

Selling expenses decreased to 9.8% of net sales in 1999 from 10.6% in 1998, while administrative and general expenses increased to 8.1% of net sales in 1999 from 7.3% in 1998. The decrease in selling expenses was due in large part to lower variable expenses incurred by the store fixtures business and to lower sales commission rates incurred for certain new clients for the trade show exhibit business. The increase in administrative and general expenses was principally attributable to higher depreciation related to investments in computer systems and to improvements in the Company's facilities in the western United States.

Other Income (Expense)

Interest income decreased to $137,000 in 1999 from $241,000 in 1998 due to lower average cash balances, which was largely the result of reductions in accounts payable and other accrued expenses. Interest expense increased $123,000 in 1999 primarily due to short-term borrowings from the Company's revolving credit facility necessary to meet working capital requirements. A write-down of $465,000 was incurred in 1999 for the Company's investment in Abex Europe Ltd., which went into receivership on October 15, 1999.

Income Taxes

The provision for income taxes increased to 47% of pre-tax income in 1999 as compared with 38% in 1998. This increase was principally attributable to non-deductible goodwill amortization, as well as to 1998 valuation allowances for net operating loss carryforwards.

Net Income

Net income decreased to $0.8 million ($0.10 per diluted share) in 1999 from $2.8 million ($.35 per diluted share) in 1998. The decrease was principally attributable to lower operating profit generated by the permanent displays business, lower sales of store fixtures, the write-down of investment in the Abex Europe affiliate, lower margins for trade show exhibits and a higher effective income tax rate.

Backlog

The Company's manufacturing backlog of orders was approximately $30.8 million at December 31, 1999 as compared with $27 million at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On January 21, 2000, the Company restructured its bank debt by executing a Revolving Credit and Security Agreement (the "Facility") with its bank providing for borrowing capacity up to $30 million. This new Facility was used to refinance a term loan and a construction loan and to replace the Company's previous revolving credit facility. Fees for the new facility totaled $532,000, comprised of $432,000 of cash payments and issuance of 37,210 shares of the Company's common stock. The new Facility is collateralized by all of the Company's assets and bears interest at rates based on the LIBOR, adjusted for applicable spreads ranging from 2.0% to 2.75%. The Company is subject to an annual commitment fee of 1/4% on the average unused portion of the revolving credit facility. This new Facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios, and restricts the Company's ability to pay dividends. The Company was not in compliance with the financial covenants of this new Facility at September 30, 2000 and at December 31, 2000. An Amendment to the new Facility was executed on February 16, 2001, whereby the Company received the appropriate waivers and which changed the financial covenant provisions to remove $2 million of charges incurred during the third quarter of 2000 determined to be non-recurring under the terms of the Amendment.

On April 16, 2001, another Amendment and waiver to the Facility was executed which changed the financial covenant provisions to remove $1 million of charges incurred during the fourth quarter of 2000 determined to be non-recurring under the terms of the Amendment, to reduce the minimum net worth requirement from $29 million to $28 million, and to lower the Funded Debt to EBITDA ratio from 3.5:1 to 3.25:1 at June 30, 2000, to 3:1 at December 31, 2001 and to 2.75:1
thereafter. This Amendment also reduced the borrowing capacity to $25 million, shortened the maturity date of the credit facility to January 21, 2004, increased certain interest spreads above LIBOR and requires the bank's consent for future Company acquisitions and further investments in affiliates. This Amendment and waiver brought the Company into compliance with the new Facility. Costs of $10,000 incurred in connection with this Amendment will be amortized over the remaining term of the new Facility. Borrowings under the new Facility were $16 million at December 31, 2000.

The Company has maintained essentially the same cash balance at the end of 2000 as compared with the balance at the end of 1999. Cash provided by operating activities of $473,000 was largely the result of an increase of $4.7 million in accounts receivable, offset by depreciation and amortization of $2.7 million and a $2.4 million decrease in inventories. The accounts receivable increase was due to delays in billing and collection, which was attributable to several factors, including deployment of a new computer system. Capital expenditure totaled $2.6 million for 2000, and included investments in new rental assets, facilities expansion and computer upgrades. The current portion of long-term debt was reduced by $2.9 million as a result of the debt restructuring. Working capital increased to $15.4 million at the end of 2000 from $11.2 million at the end of 1999, largely as a result of the increase in accounts receivable and the debt restructuring.

OUTLOOK

The Company expects continued sales growth from trade show exhibits and lower sales from permanent/scenic displays during 2001. Management has taken steps to improve its human resource talent and has taken steps to consolidate operations. The Company's store fixtures operation and San Carlos, CA production and warehousing operations were consolidated with other operations during 2000. The Company also plans to relocate and consolidate its Orlando, Florida production operation in the second quarter of 2001. Consolidation of these operations it expected to reduce costs during the second half of 2001 and beyond.

The Company installed new computer systems during 1999 and upgraded the related software during the fourth quarter of 2000. Although these computer information systems have improved, the Company continues to experience problems related to these systems. Management is taking further steps to improve the software systems using outside consultants and to improve the hardware and communications reliability of the Company's computer systems.

Management believes that the trade show exhibit client base of Fortune 1000 companies will continue to tightly manage their marketing budgets, which may impact the Company's trade show exhibit profit margins. The Company continues to pursue operating efficiency improvements to mitigate the impact of margin pressure from its client base. Management plans ongoing investment in human resources, particularly for new sales executives and support staff to create long term growth opportunities.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. SFAS No. 138 provides additional guidance related to accounting for derivative instruments and hedging activities. This statement is applicable for fiscal years beginning after June 15, 2000. The adoption of these statements is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditure requirements and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; changes in customers' financial condition; ability to attract and retain competent employees; ability to add and retain customers; changes in sales mix; ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Company's financial position and results of operations. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                            Exhibit Page
                                                                                                            ------------
(a)     The following documents are filed as part of this report:

        (1)   Financial Statements:

                   Report of Independent Accountants                                                             29
                                                                                                            -------------

                   Consolidated Statements of Net Income for the years ended December 31, 2000,
                   1999  and 1998                                                                                30
                                                                                                            -------------

                   Consolidated Balance Sheets, December 31, 2000 and 1999                                       31
                                                                                                            -------------

                   Consolidated Statements of Changes in Stockholders' Equity for the years ended
                   December 31, 2000, 1999  and 1998                                                             32
                                                                                                            -------------

                   Consolidated Statements of Cash Flows for the years ended December 31, 2000,
                   1999  and 1998                                                                                33
                                                                                                            -------------

                   Notes to Consolidated Financial Statements                                                    34
                                                                                                            -------------

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

        3(b) Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission)

        9(a) DMS Store Fixtures Shareholders Trust (Incorporated by reference to Company Proxy Statement dated November 7, 1997, filed with the Commission)

        9(b) DMS Store Fixtures Employee Shareholders Agreement (Incorporated by reference to Company Proxy Statement dated November 7, 1997, filed with the Commission)

        10(a) Agreement to Amend the International Distribution and Technology Agreement with Tsubasa System Company, Ltd. dated January 22, 1997 (Incorporated by reference to Exhibit 10(a) to the Company Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission)

        10(b) Amended Agreement of Employment, dated December 11, 1992, between the Company and Robert B. Ginsburg (Incorporated by reference to Exhibit 10(b) to the Company Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission).

        10(c) Amended Agreement of Employment, dated December 11, 1992, between the Company and Alan I. Goldberg (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

        10(d)        Option Agreement dated November 23, 1992 with Robert B.
                     Ginsburg (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

        10(e)        Option Agreement dated November 23, 1992 with Alan I.
                     Goldberg (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992 filed with the Commission)

        10(f) Lease for Premises located at 2828 Charter Road, Philadelphia, PA dated May 14, 1999 (Incorporated by reference to Exhibit 10(f) to the Company Annual Report of Form 10-K for the year ended December 31, 1999 filed with the Commission)

        10(g) Amendment to Lease 2828 Charter Road, Philadelphia, PA dated February 25, 2000 (Incorporated by reference to Exhibit 10(g) to the Company Annual Report of Form 10-K for the year ended December 31, 1999 filed with the Commission)

        10(h) Lease for Premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission)

        10(i) Lease for Premises located at 4560 36th Street, Orlando, FL 32811 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission)

        10(j) Option Agreement dated May 23, 1997 with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

        10(k) Option Agreement dated May 23, 1997 with Alan I. Goldberg (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

        10(l)        Employment Agreement dated November 24, 1999 with Stephen
                     P. Rolf (Incorporated by reference to Exhibit 10(l) to the Company Annual Report of Form 10-K for the year ended December 31, 1999 filed with the Commission)

        10(m)        Employment Agreement dated December 31, 1997 with Lawrence
                     W. Schan (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

        10(n) Employment Agreement dated December 31, 1997 with Ira Ingerman (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

        10(o) Employment Agreement dated December 31, 1997 with Stanley Ginsburg (Incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10K for the year ended December 31, 1997 filed with the Commission)

        10(p)        Option Agreement dated January 27, 1998 with Robert B.
                     Ginsburg (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10K for the year ended December 31, 1998 filed with the Commission)

        10(q)        Option Agreement dated January 27, 1998 with Alan I.
                     Goldberg (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10K for the year ended December 31, 1998 filed with the Commission)

        10(r) Letter Agreement dated January 2, 1998 to Amended Employment Agreement with Robert B. Ginsburg (Incorporated by reference to Exhibit 7(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission)

        10(s) Letter Agreement dated January 2, 1998 to Amended Employment Agreement with Alan I. Goldberg (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission)

        10(t) Lease Agreement dated June 29, 1998 between Gillespie Field Partners, LLC and Sparks Exhibits, Ltd. (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission)

        10(u) Option Agreements with Directors (Incorporated by reference to Company Proxy Statement dated April 30, 1999, filed with the Commission)

        10(v) Revolving Credit Facility, First Union National Bank (Incorporated by reference to Exhibit 10(v) to the Company Annual Report of Form 10-K for the year ended December 31, 1999 filed with the Commission)

        10(w) Amendment to Employment Agreement dated May 1, 2000 with Lawrence W. Schan (Incorporated by reference to Exhibit 10(w) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission)

        10(x)        Option Agreement dated January 10, 2000 with Stephen P.
                     Rolf (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission)

        10(y)        Option Agreement dated August 7, 2000 with Robert B.
                     Ginsburg (Incorporated by reference to Exhibit 10(y) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission)
        10(z) Option Agreement dated August 7, 2000 with Alan I. Goldberg (Incorporated by reference to Exhibit 10(z) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission)

        10(aa) Option Agreement dated August 7, 2000 with Outside Directors (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission)

        10(bb)       Amendment  No. 1 to Amended and Restated Revolving Credit and Security Agreement
                     dated February 16, 2001 with First Union National Bank                                      18
                                                                                                            -------------

        10(cc)       Amended Employment Letter dated January 23, 2001 with Stanley Ginsburg and Ira
                     Ingerman                                                                                    22
                                                                                                            -------------

        10(dd)       Amendment No. 2 to and Waiver of Amended and Restated Revolving Credit and Security
                     Agreement dated April 16, 2001 with First Union National Bank                               23
                                                                                                            -------------

        21           Subsidiaries of the Company                                                                 27
                                                                                                            -------------

        23           Consent of PricewaterhouseCoopers LLP                                                       28
                                                                                                            -------------

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




                                       MARLTON TECHNOLOGIES, INC.

                                       By: /s/ Robert B. Ginsburg
                                           -------------------------------
                                           President

                                       By: /s/ Stephen P. Rolf
                                           -------------------------------
                                           Chief Financial Officer



Dated:    April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                Title                                  Date
            /s/ Fred Cohen                          Chairman of the                        April 16, 2001
            --------------                         Board of Directors
             (Fred Cohen)

        /s/ Robert B. Ginsburg                         Director                            April 16, 2001
        ----------------------
         (Robert B. Ginsburg)

         /s/ Alan I. Goldberg                          Director                            April 16, 2001
         --------------------
          (Alan I. Goldberg)

        /s/ William F. Hamilton                        Director                            April 16, 2001
        -----------------------
         William F. Hamilton)

          /s/ Seymour Hernes                           Director                            April 16, 2001
           -----------------
           (Seymour Hernes)