Form 10-Q
period 2001-03-31
MARLTON TECHNOLOGIES INC
filed 2001-05-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

              2828 Charter Road                        Philadelphia                 PA             19154
----------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                 City                   State             Zip

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

              Yes                              No
                 ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
7,445,001
---------

            Transitional Small Business Disclosure Form (check one):

              Yes                              No          X
                 -----------------               ------------------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (In thousands except share and per share data)

                                                                               March 31,          December 31,
                                            ASSETS                               2001                 2000
                                                                               --------             --------
Current:
   Cash and cash equivalents                                                   $    646             $    749
   Accounts receivable, net of allowance
     of $703 and $836, respectively                                              20,041               20,891
   Inventory                                                                      8,838                8,918
   Prepaids and other current assets                                              2,744                3,314
   Deferred income taxes                                                            724                  724
                                                                               --------             --------
          Total current assets                                                   32,993               34,596

Investment in affiliates                                                          1,690                1,813
Property and equipment, net of accumulated
     depreciation of $6,985 and $6,623, respectively                              5,214                5,135
Rental assets, net of accumulated depreciation
        of $2,582 and $2,417, respectively                                        2,040                2,088
Goodwill, net of accumulated amortization of $3,558
       and $3,353, respectively                                                  19,224               19,429
Other assets, net of accumulated amortization
        of $1,235 and $1,196, respectively                                          587                  766
                                                                               --------             --------
          Total assets                                                         $ 61,748             $ 63,827
                                                                               ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $     34             $     56
   Accounts payable                                                               5,618                6,230
   Accrued expenses and other current liabilities                                11,423               12,940
                                                                               --------             --------
          Total current liabilities                                              17,075               19,226
                                                                               --------             --------

Long-term liabilities:
   Long-term debt, net of current portion                                        16,033               16,067
   Other long-term liabilities                                                        -                  289
   Deferred income taxes                                                            339                  339
                                                                               --------             --------
          Total  long-term liabilities                                           16,372               16,695
                                                                               --------             --------

          Total liabilities                                                      33,447               35,921
                                                                               --------             --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding                                     -                    -
   Common stock, $.10 par - shares authorized
      50,000,000; 7,446,429 and 7,428,429 issued, respectively                      745                  743
   Additional paid-in capital                                                    30,553               30,544
   Accumulated (deficit)                                                         (2,885)              (3,269)
                                                                               --------             --------
                                                                                 28,413               28,018
   Less cost of 5,000 treasury shares                                              (112)                (112)
                                                                               --------             --------
          Total stockholders' equity                                             28,301               27,906
                                                                               --------             --------
          Total liabilities and stockholders' equity                           $ 61,748             $ 63,827
                                                                               ========             ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                                  For the three months ended
                                                        March 31, 2001                   March 31, 2000
                                                        --------------                   --------------
Net sales                                                  $ 20,877                         $ 25,052
Cost of sales                                                15,728                           18,616
                                                           --------                         --------

Gross profit                                                  5,149                            6,436
                                                           --------                         --------

     Selling expenses                                         2,590                            2,925
     Administrative and general expenses                      1,532                            2,109
                                                           --------                         --------

Operating profit                                              1,027                            1,402
                                                           --------                         --------

Other income (expense):
     Interest and other income                                   37                               34
     Interest expense                                          (301)                            (278)
     Income (loss) from investments in affiliates              (123)                              27
                                                           --------                         --------

Income before income taxes                                      640                            1,185

Provision for income taxes                                      256                              569
                                                           --------                         --------

Net income                                                 $    384                         $    616
                                                           ========                         ========


Net income per common share:
   Basic                                                   $    .05                         $    .08
                                                           ========                         ========
   Diluted                                                 $    .05                         $    .08
                                                           ========                         ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                        (In thousands except share data)

                                              Common Stock          Additional                                        Total
                                              ------------            Paid-in       Accumulated      Treasury      Stockholders'
                                          Shares        Amount        Capital         Deficit         Stock           Equity
                                        ---------       ------      ----------      -----------      --------      -------------
Balance, December 31, 2000              7,428,429       $ 743        $ 30,544        $ (3,269)       $ (112)           $ 27,906

Issuance of shares under
  compensation arrangements                18,000           2               9               -             -                  11
Net income for the three months
  ended March 31, 2000                          -           -               -             384             -                 384
                                        ---------------------------------------------------------------------------------------
Balance, March 31, 2001                 7,446,429       $ 745        $ 30,553        $ (2,885)       $ (112)           $ 28,301
                                        =========       =====        ========        ========        ======            ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      For the three months ended
                                                                                March 31, 2001          March 31, 2000
                                                                                --------------          --------------
Cash flows from operating activities:
   Net income                                                                       $   384                 $   616
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                    794                     684
       Termination of employment agreements                                            (544)                      -
       Equity in (income) loss of affiliates                                            100                     (50)
       Other items                                                                      150                       5
     Change in operating assets and liabilities:
          (Increase) decrease in accounts receivable, net                               850                  (1,386)
          (Increase) decrease in inventory                                               80                    (160)
          (Increase) decrease in prepaid and other assets                               570                    (125)
          (Decrease) in accounts payable, accrued
              expenses and other current liabilities                                 (1,856)                 (1,202)
                                                                                    -------                 -------
       Net cash provided by (used in) operating activities                              528                  (1,618)
                                                                                    -------                 -------

Cash flows from investing activities:
   Guaranteed payments to sellers                                                       (18)                    (65)
   Capital expenditures                                                                (558)                   (528)
                                                                                    -------                 -------
      Net cash used in investing activities                                            (576)                   (593)
                                                                                    -------                 -------


Cash flows from financing activities:
     Payments for loan origination fees                                                   -                    (395)
     Borrowings from revolving credit facility                                            -                   3,840
     Principal payments on long-term debt                                               (55)                   (561)
                                                                                    -------                 -------
     Net cash provided by (used in) financing activities                                (55)                  2,884
                                                                                    -------                 -------

Increase (decrease) in cash and cash equivalents                                       (103)                    673

Cash and cash equivalents - beginning of period                                         749                     836
                                                                                    -------                 -------

Cash and cash equivalents - end of period                                           $   646                 $ 1,509
                                                                                    =======                 =======

Supplemental cash flow information:
   Cash paid for interest                                                           $   375                 $   235
                                                                                    =======                 =======
   Cash paid for income taxes                                                       $     3                 $   686
                                                                                    =======                 =======
  Non-cash financing activity:
     Stock options issued in connection with revolving credit facility              $     -                 $   100
                                                                                    =======                 =======

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report to Shareholders and Form 10-K for the year ended December 31, 2000.

2. MAJOR CUSTOMERS:

During the first quarter of 2001, no customer accounted for over 10% of net sales. During the first quarter of 2000, one customer accounted for 10% of consolidated net sales.

3. PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                          Three months ended
                                               March 31, 2001            March 31, 2000
                                               --------------            --------------
Net income                                          $ 384                    $ 616
                                                    =====                    =====

Weighted average common
   shares outstanding used to compute
   basic net income per common share                7,441                    7,354

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                    --                      323
                                                    -----                    -----

Total shares used to compute diluted
   net income per common share                      7,441                    7,677
                                                    =====                    =====

Basic net income per share                          $ .05                    $ .08
                                                    =====                    =====
Diluted net income per share                        $ .05                    $ .08
                                                    =====                    =====

Options and warrants to purchase 2,175,064 and 814,000 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were excluded in the computation of diluted income per common share because the option and warrant exercise prices were greater than the average market price of the common shares.

4. INVENTORY:

Inventory, as of the respective dates, consists of the following (in thousands):

                              March 31, 2001       December 31, 2000
                              --------------       -----------------

Raw materials                    $  525                  $  252
Work in process                   3,633                   4,718
Finished goods                    4,680                   3,948
                                 ------                  ------
                                 $8,838                  $8,918
                                 ======                  ======

5. EMPLOYMENT AGREEMENTS:

Certain employment agreements were mutually terminated on January 23, 2001, which reduced administrative and general expenses by $544,000 in the first quarter of 2001.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2001 as compared with three months ended March 31, 2000

Sales

                                                              Three Months Ended
                                                                (in thousands)
                                                      March 31, 2001         March 31, 2000      % increase
                                                      --------------         --------------      ----------
Trade show exhibits group                                $ 16,608               $ 17,898             (7)%
Permanent/scenic displays group                             4,269                  7,154            (40)
                                                         --------               --------            ---
Total sales                                              $ 20,877               $ 25,052            (17)%
                                                         ========               ========            ===

Total sales for the first quarter 2001 decreased $4.2 million, or 17%, below the first quarter of 2000. Sales of trade show exhibits decreased $1.3 million, or 7%. This decrease was due in large part to lower sales of temporary business theater exhibits previously produced at the Company's San Francisco area operation. This manufacturing operation was relocated to the Company's San Diego area facility during the fourth quarter of 2000. Certain of the Company's Fortune 1000 clients have reduced their marketing trade show budgets as a result of slower economic growth. Sales of permanent/scenic displays decreased $2.9 million, or 40%, principally attributable to lower store fixture sales and to a decrease in scenic displays sales to a customer that became insolvent in the second half of 2000.

Operating Profit

Operating Profit decreased to $1.0 million in the first quarter of 2001 from $1.4 million in the first quarter of 2000 primarily as a result of lower sales volume. The gross profit margin decreased to 24.7% of sales in the first quarter of 2001 from 25.7% of sales in the same prior year period due in large part to lower new exhibit construction volume, which yields higher gross profit margins than other trade show exhibit sales such as on-site trade show services.

Selling expenses increased, as a percentage of net sales, to 12.4% in the first quarter of 2001 from 11.7% in the comparable period of 2000 largely due to certain relatively fixed selling expenses spread over lower sales volume.

Administrative and general expenses decreased to $1.5 million in the first quarter of 2001 from $2.1 million in the first quarter of 2000. This decrease was principally attributable to the mutual termination of certain employment agreements, which reduced administrative expenses by approximately $0.5 million as well as to cost reduction initiatives executed by management during the first quarter of 2001.

Other Income/(Expense)

A loss of $123,000 from investment in affiliates was incurred in the first quarter of 2001, due in large part to losses recorded for the Company's investment in Sparks Europe.

Income Taxes

The provision for income taxes, as a percentage of pre-tax income, decreased to 40% in the first quarter of 2001 from 48% in the first quarter of 2000, principally attributable to the effect of non-taxable income in the first quarter of 2001 offset by non-deductible goodwill amortization.

Net Income

Net income decreased to $384,000 ($.05 per fully diluted share) in the first quarter of 2001 from $616,000 ($.08 per fully diluted share) in the first quarter of 2000. Lower sales volume largely accounted for this decrease.

Backlog

The Company's backlog of orders at March 31, 2001 and March 31, 2000 was approximately $18 million and $23.5 million, respectively. The decrease was primarily due to lower orders received for store fixtures and from a permanent/scenic display customer that became insolvent during the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, the Company's working capital increased $0.5 million to $15.9 million at March 31, 2001 from $15.4 million at December 31, 2000. This increase was due in large part to a reduction in accounts payable and accrued expenses, partially offset by a reduction in pre-paid expenses.

The Company had borrowings of $16 million at March 31, 2001 under its $25 million revolving credit facility.

OUTLOOK

The Company expects sales of trade show exhibits to be relatively unchanged and sales of permanent/scenic displays to decrease in the last nine months of 2001 as compared with the same prior year period. In view of current economic conditions, the trade show exhibit client base of Fortune 1000 companies is expected to tightly manage their marketing budgets, which may impact the Company's trade show exhibit sales and profit margins. Slower growth rates for internet and technology-driven businesses in the Western Region have also inhibited trade show exhibit sales growth. The Company continues to explore new business development opportunities while pursuing operating efficiency improvements and cost reduction initiatives.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditure requirements and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; changes in customers' financial condition; ability to attract and retain competent employees; ability to add and retain customers; changes in sales mix; ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $16 million from its $25 million revolving credit facility at March 31, 2001.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
----------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-------------------
Stephen P. Rolf
Chief Financial Officer



Dated:  May 14, 2001