Form 10-Q
period 2001-06-30
MARLTON TECHNOLOGIES INC
filed 2001-08-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)


             New Jersey                                          22-1825970
--------------------------------                            -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

             2828 Charter Road           Philadelphia      PA             19154
---------------------------------------------------- ---------------------------
(Address of principal executive offices)    City          State            Zip

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
                  Yes            X                 No
                       ----------------------          -------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court
                  Yes                              No
                       ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date 7,618,449

                  Transitional Small Business Disclosure Form (check one):

                  Yes                              No          X
                       -----------------               ------------------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)

                                                                      June 30,  December 31,
                                            ASSETS                      2001       2000
                                                                      -------   ------------
Current:
   Cash and cash equivalents                                          $ 1,214   $        749
   Accounts receivable, net of allowance
     of $408 and $836, respectively                                    18,148         20,891
   Inventory                                                            7,414          8,918
   Prepaids and other current assets                                    2,457          3,314
   Deferred income taxes                                                  724            724
                                                                      -------   ------------
          Total current assets                                         29,957         34,596

Investment in affiliates                                                1,733          1,813
Property and equipment, net of accumulated
       depreciation of $7,320 and $6,623, respectively                  5,068          5,135
Rental assets, net of accumulated depreciation
        of $2,710 and $2,417, respectively                              2,126          2,088
Goodwill, net of accumulated amortization of $3,754
        and $3,353, respectively                                       19,028         19,429
Other assets, net of accumulated amortization
        of $993 and $1,196, respectively                                  586            766
                                                                      -------   ------------
          Total assets                                                $58,498   $     63,827
                                                                      =======   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  $    33   $         56
   Accounts payable                                                     4,309          6,230
   Accrued expenses and other                                          10,286         12,940
                                                                      -------   ------------
          Total current liabilities                                    14,628         19,226
                                                                      -------   ------------

Long-term debt, net of current portion                                 15,034         16,067
Other long-term liabilities                                                 -            289
Deferred income taxes                                                     339            339
                                                                      -------   ------------
          Total liabilities                                            30,001         35,921
                                                                      -------   ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $.10 par - shares authorized                               -              -
     50,000,000; 7,618,499 and 7,428,429 issued, respectively             762            743
   Additional paid-in capital                                          30,628         30,544
   Accumulated deficit                                                 (2,781)        (3,269)
                                                                      -------   ------------
                                                                       28,609         28,018
   Less cost of 5,000 treasury shares                                    (112)          (112)
                                                                      -------   ------------
          Total stockholders' equity                                   28,497         27,906
                                                                      -------   ------------
          Total liabilities and stockholders' equity                  $58,498   $     63,827
                                                                      =======   ============


                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                     For the three months ended                For the six months ended
                                                June 30, 2001         June 30, 2000        June 30, 2001        June 30, 2000
                                                -------------        --------------        -------------        -------------
Sales                                           $      22,150        $       24,790        $      43,027        $      49,842
Cost of sales                                          16,978                19,237               32,706               37,853
                                                -------------        --------------        -------------        -------------
      Gross profit                                      5,172                 5,553               10,321               11,989
                                                -------------        --------------        -------------        -------------
Expenses:
     Selling                                            2,694                 2,644                5,284                5,569
     Administrative and general                         2,046                 2,120                3,578                4,229
                                                -------------        --------------        -------------        -------------
                                                        4,740                 4,764                8,862                9,798
                                                -------------        --------------        -------------        -------------
      Operating profit                                    432                   789                1,459                2,191
                                                -------------        --------------        -------------        -------------

Other income (expense):
     Interest income and other income                      34                     6                   71                   41
     Interest (expense)                                  (336)                 (367)                (637)                (646)
     Income (loss) from investments
        in affiliates, net                                 43                   (23)                 (80)                   4
                                                -------------        --------------        -------------        -------------
                                                         (259)                 (384)                (646)                (601)
                                                -------------        --------------        -------------        -------------
Income before provision for income taxes                  173                   405                  813                1,590

Provision for income taxes                                 69                   195                  325                  764
                                                -------------        --------------        -------------        -------------
Net income                                      $         104        $          210        $         488        $         826
                                                =============        ==============        =============        =============
Income per common share:
     Basic                                          $.01                  $.03                  $.07                 $.11
     Diluted                                        $.01                  $.03                  $.07                 $.11

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                        (In thousands except share data)

                                                              Common Stock        Additional                              Total
                                                           ------------------      Paid-in      Accumulated  Treasury  Stockholders'
                                                             Shares    Amount      Capital        Deficit      Stock      Equity
                                                           ---------   ------      -------        -------      -----   ------------
Balance at December 31, 2000                               7,428,429   $  743      $30,544        $(3,269)     $(112)  $     27,906


 Issuance of shares under compensation arrangements          190,070       19           84              -          -            103
Net income for the six months ended June 30, 2001                  -        -            -            488          -            488

                                                           ---------   ------      -------        -------      -----   ------------
Balance at June 30, 2001                                   7,618,499   $  762      $30,628        $(2,781)     $(112)  $     28,497
                                                           =========   ======      =======        =======      =====   ============






                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                             For the six months ended June 30,
                                                                               2001                    2000
                                                                        --------------------    --------------------
Cash flows from operating activities:
   Net income                                                           $               488     $                826
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                                  1,529                   1,329
       Equity in income of affiliates                                                    80                     (50)
       Other items                                                                      (68)                      5
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net                             2,743                  (8,490)
          (Increase) decrease in inventory                                            1,504                     210
          (Increase) decrease in prepaid and other assets                               857                      69
          Increase (decrease) in accounts payable, accrued
              expenses and other                                                     (4,575)                  1,479
                                                                        --------------------    --------------------
       Net cash provided by (used in) operating activities                            2,558                  (4,622)
                                                                        --------------------    --------------------

Cash flows from investing activities:
   Guaranteed payments to sellers                                                       (18)                   (131)
   Capital expenditures                                                                (960)                 (1,234)
                                                                        --------------------    --------------------
      Net cash used in investing activities                                            (978)                 (1,365)
                                                                        --------------------    --------------------


Cash flows from financing activities:
     Payments for loan origination fees                                                 (60)                   (432)
     Net borrowings from revolving credit facility                                        -                   6,415
     Principal payments on revolving credit facility                                 (1,055)                      -
                                                                        --------------------    --------------------
     Net cash (used in) provided by financing activities                             (1,115)                  5,983
                                                                        --------------------    --------------------

Increase / (decrease) in cash and cash equivalents                                      465                      (4)

Cash and cash equivalents - beginning of period                                         749                     836
                                                                        --------------------    --------------------

Cash and cash equivalents - end of period                               $              1,214    $                832
                                                                        ====================    ====================

Supplemental cash flow information:
   Non-cash financing activity:
   Issuance of common stock for revolving credit facility                                 -                   $ 100
                                                                        ====================    ====================


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

2.       PER SHARE DATA

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                  Three months ended           Six months ended
                                                ----------------------      ----------------------
                                                June 30,      June 30,      June 30,      June 30,
                                                --------      --------      --------      --------
                                                  2001          2000          2001          2000
                                                 ------        ------        ------        ------
Net income                                       $  104        $  210        $  488        $  826
                                                 ======        ======        ======        ======
Weighted average common
   shares outstanding used to compute
   basic net income per common share              7,499         7,366         7,470         7,360

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                  --            --            --           235
                                                 ------        ------        ------        ------
Total shares used to compute diluted
   net income per common share                    7,499         7,366         7,470         7,595
                                                 ======        ======        ======        ======
Basic net income per share                         $.01          $.03          $.07          $.11
                                                   ====          ====          ====          ====
Diluted net income per share                       $.01          $.03          $.07          $.11
                                                   ====          ====          ====          ====

Options and warrants to purchase 2,113,000 and 930,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were excluded in the computation of diluted net income per share because the option and warrant exercise prices were greater than the average market price of the common shares.

3.       INVENTORY

Inventory consists of the following (in thousands):

                                    June 30, 2001                     December 31, 2000
                                    -------------                     -----------------
Raw materials                           $  560                              $  252
Work-in-process                          2,311                               4,718
Finished goods                           4,543                               3,948
                                        ------                              ------
                                        $7,414                              $8,918
                                        ======                              ======

4.       RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141. "Business Combinations" (SFAS 141), which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS 38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company will adopt SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company will adopt SFAS 142 effective January 1, 2002. The Company recognized $0.4 million of goodwill amortization expense for each of the six month periods ended June 30, 2000 and 2001. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales
-----

                                                              Three months ended
                                                                (in thousands)
                                                                                                % Increase/
                                                       June 30, 2001          June 30, 2000      (Decrease)
                                                       -------------          -------------      ----------
Trade show exhibits group                                 $15,190                $16,571            (8.3)%
Permanent and scenic displays group                         6,960                  8,219           (15.3)%
                                                          -------                -------           -------
     Total sales                                          $22,150                $24,790           (10.6)%
                                                          =======                =======           =======


                                                               Six months ended
                                                                (in thousands)
                                                                                                % Increase/
                                                       June 30, 2001          June 30, 2000      (Decrease)
                                                       -------------          -------------      ----------

Trade show exhibits group                                 $31,798                $34,469            (7.7)%
Permanent and scenic displays group                        11,229                 15,373           (27.0)%
                                                          -------                -------           -------
     Total sales                                          $43,027                $49,842           (13.7)%
                                                          =======                =======           =======


Total sales decreased $2.6 million, or 10.6%, in the second quarter of 2001 and $6.8 million, or 13.7%, in the first half of 2001 as compared with the same periods of 2000. Lower trade show exhibit sales in the second quarter of 2001 were due in large part to reductions in some of the marketing trade show budgets of the Company's clients as a result of a generally slower economy. The decrease in trade show exhibit sales for the first six months of 2001 was attributable to this economic factor as well as to lower sales of temporary business theater exhibits previously produced at the Company's San Francisco area operation. This manufacturing operation was consolidated with the Company's San Diego area operation during the fourth quarter of 2000. The decrease in sales of permanent and scenic displays was principally attributable to lower sales of store fixtures and for Sparks scenic displays. The store fixture decrease was primarily due to lower sales to national retail customers experiencing slower new store growth. The decrease in sales of scenic displays was largely the result of lower sales of permanent themed displays previously manufactured at the Company's Orlando, Florida operation. This manufacturing operation was consolidated with the Company's Atlanta, Georgia production facility during the second quarter of 2001.

Operating Profit
----------------

Operating profit decreased to $0.4 million in the second quarter of 2001 from $0.8 million in the same period of 2000 and to $1.5 million in the first half of 2001 from $2.2 million in the first half of 2000. These decreases were principally attributable to lower sales volume and to relocation of the Company's Orlando, Florida operation, which incurred losses of $0.4 million in the second quarter and $0.6 million in the first half of 2001. Included in these losses were costs of approximately $0.3 million incurred in connection with this relocation, which is expected to eliminate operating losses for this operation. The gross profit margin percentage was essentially unchanged in the first half of 2001 and improved to 23.3% of sales in the second quarter of 2001 from 22.4% in the comparable period of 2000, despite the Orlando, Florida relocation costs.

Selling expenses increased to 12.2% of sales in the second quarter and first half of 2001 from 10.7% in the second quarter of 2000 and 11.2% in the first six months of 2000. This percentage increase was due in large part to investments in additional sales resources, particularly at the Company's Western Region operations. Total selling expenses were reduced $0.3 million in the first half of 2001 from those incurred in the first half of 2000.

Administrative and general expenses decreased $0.6 million in the first half of 2001 from the same prior year period primarily due to the mutual termination of certain employment agreements as well as cost reduction initiatives executed by management in the first half of 2001.

Income Taxes
------------

The provision for income taxes, as a percentage of pre-tax income, decreased to 40% in 2001 from 48% in 2000 largely as a result of non-taxable income in the first quarter of 2001 offset by non-deductible goodwill amortization.

Backlog
-------

The Company's backlog of orders decreased to approximately $16 million at June 30, 2001 from $24 million at June 30, 2000. This decrease was primarily due to lower orders for store fixtures and from a permanent/scenic display customer that became insolvent during the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital of $15.3 million at June 30, 2001 was essentially unchanged from December 31, 2000. A $2.7 million decrease in accounts receivable, a $1.5 million inventory reduction and a $0.9 million decrease in prepaids and other current assets were offset by a $4.6 million reduction in current liabilities.

Cash of $2.6 million generated from operations in the first half of 2001 was used for capital additions of $0.9 million and debt reduction of $1.1 million.

The Company had borrowings of $15 million at June 30, 2001 under its $25 million revolving credit facility as compared with $16 million at December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141. "Business Combinations" (SFAS 141), which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS 38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company will adopt SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company will adopt SFAS 142 effective January 1, 2002. The Company recognized $0.4 million of goodwill amortization expense for each of the six month periods ended June 30, 2000 and 2001. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined.

OUTLOOK

The Company expects sales of trade show exhibits to be relatively unchanged and sales of permanent/scenic displays to decrease in the last six months of 2001 as compared with the same prior year period. In view of current economic conditions, the trade show exhibit client base of Fortune 1000 companies is expected to tightly manage their marketing budgets, which may impact the Company's trade show exhibit sales and profit margins. Adversely affected internet and technology-driven businesses, particularly in the Western Region, have also inhibited trade show exhibit sales. The Company continues to explore new business development opportunities while pursuing operating efficiency improvements and cost reduction initiatives.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditure requirements, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $15 million from its $25 million revolving credit facility at June 30, 2001.

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

PART II - OTHER INFORMATION

Responses to Items one through five are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6.
(a)  Exhibits
     --------

     Not Applicable

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company during the period covered by this report on Form 10-Q


SIGNATURES
----------

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


Dated August 14, 2001