Form 10-Q
period 2001-09-30
MARLTON TECHNOLOGIES INC
filed 2001-11-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)


           New Jersey                                     22-1825970
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


  2828 Charter Road         Philadelphia            PA                 19154
---------------------       ------------       -------------       -------------
(Address of principal          City                State                Zip
  executive offices)

        Issuer's telephone number                   (215) 676-6900
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

          Yes                              No
              ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 7,668,499
      ---------

            Transitional Small Business Disclosure Form (check one):

          Yes                              No          X
              ----------------------          --------------------

ITEM 1 FINANCIAL STATEMENTS

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)

                                                                    September 30,         December 31,
                              ASSETS                                     2001                 2000
Current assets:                                                     -------------         ------------
   Cash and cash equivalents                                              $ 81                $ 749
   Accounts receivable, net of allowance
     of $478 and $836, respectively                                     15,417               20,891
   Inventory                                                             8,365                8,918
   Prepaids and other current assets                                     2,278                3,314
   Deferred income taxes                                                   724                  724
                                                                      --------             --------
          Total current assets                                          26,865               34,596

Investment in affiliates                                                 1,530                1,813
Property and equipment, net of accumulated
     depreciation of $7,701 and $6,623, respectively                     4,858                5,135
Rental assets, net of accumulated depreciation
     of $2,811 and $2,417, respectively                                  2,131                2,088
Goodwill, net of accumulated amortization
     of $3,969 and $3,353, respectively                                 18,813               19,429
Other assets, net of accumulated amortization
     of $1,027 and $1,196, respectively                                    534                  766
                                                                      --------             --------
          Total assets                                                $ 54,731             $ 63,827
                                                                      ========             ========



                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                     $ 255                 $ 56
   Accounts payable                                                      3,411                6,230
   Accrued expenses and other                                            9,452               12,940
                                                                      --------             --------
          Total current liabilities                                     13,118               19,226
                                                                      --------             --------
Long-term debt, net of current portion                                  13,033               16,067
Other long-term liabilities                                                 --                  289
Deferred income taxes                                                      339                  339
                                                                      --------             --------
          Total liabilities                                             26,490               35,921
                                                                      --------             --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding
   Common stock, $.10 par - shares authorized                               --                   --
      50,000,000; 7,618,499 and 7,428,429 issued, respectively             762                  743
   Additional paid-in capital                                           30,628               30,544
   Accumulated deficit                                                  (3,037)              (3,269)
                                                                      --------             --------
                                                                        28,353               28,018
   Less cost of 5,000 treasury shares                                     (112)                (112)
                                                                      --------             --------
          Total stockholders' equity                                    28,241               27,906
                                                                      --------             --------
          Total liabilities and stockholders' equity                  $ 54,731             $ 63,827
                                                                      ========             ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                       For the three months ended             For the nine months ended
                                                     September 30,     September 30,       September 30,      September 30,
                                                         2001               2000               2001               2000
                                                      --------           --------           --------            --------
Sales                                                 $ 17,072           $ 21,482           $ 60,099            $ 71,324
Cost of sales                                           13,121             17,417             45,827              55,270
                                                      --------           --------           --------            --------
     Gross profit                                        3,951              4,065             14,272              16,054

Expenses:
     Selling                                             2,087              2,272              7,371               7,841
     Administrative and general                          1,843              3,606              5,421               7,835
                                                      --------           --------           --------            --------
                                                         3,930              5,878             12,792              15,676
                                                      --------           --------           --------            --------
     Operating profit                                       21             (1,813)             1,480                 378

Other income (expense):
     Interest income and other income                       23                 27                 94                  68
     Interest (expense)                                   (268)              (384)              (905)             (1,030)
     (Loss) from investments in affiliates                (203)               (71)              (283)                (67)
                                                      --------           --------           --------            --------
                                                          (448)              (428)            (1,094)             (1,029)
                                                      --------           --------           --------            --------
Income (loss) before provision for income taxes           (427)            (2,241)               386                (651)

(Benefit from) provision for income taxes                 (171)              (986)               154                (222)
                                                      --------           --------           --------            --------
Net income (loss)                                     $   (256)          $ (1,255)          $    232            $   (429)
                                                      ========           ========           ========            ========

Income (loss) per common share:
     Basic                                             $ (0.03)          $ (0.17)             $ 0.03            $ (0.06)
     Diluted                                           $ (0.03)          $ (0.17)             $ 0.03            $ (0.06)

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (In thousands except share data)

                                                  Common Stock        Additional                                    Total
                                                -----------------       Paid-in      Accumulated    Treasury    Stockholders'
                                                Shares     Amount       Capital        Deficit       Stock         Equity
                                                ------     ------     ----------     -----------    --------    -------------
Balance at December 31, 2000                   7,428,429    $ 743      $ 30,544       $ (3,269)     $ (112)       $ 27,906

Issuance of shares under
   compensation arrangements                     190,070       19            84             --          --             103

Net income for the nine months
   ended September 30, 2001                           --       --            --            232          --             232
                                               ---------    -----      --------       --------      ------        --------
Balance at September 30, 2001                  7,618,499    $ 762      $ 30,628       $ (3,037)     $ (112)       $ 28,241
                                               =========    =====      ========       ========      ======        ========


                 See notes to consolidated financial statements.

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          For the nine months ended September 30,
                                                                                2001                2000
Cash flows from operating activities:                                         --------            --------
   Net income                                                                 $   232             $  (429)
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                            2,261               2,027
       Equity in income of affiliates                                             283                  (2)
       Decrease in deferred tax asset                                              --                (986)
       Other items                                                                (51)                100
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net                       5,474              (4,753)
          Decrease in inventory                                                   553                 370
          Decrease in prepaid and other assets                                  1,036                 492
          Increase (decrease) in accounts payable, accrued
              expenses and other                                               (6,307)                554
                                                                              -------             -------
       Net cash provided by (used in) operating activities                      3,481              (2,627)
                                                                              -------             -------
Cash flows from investing activities:
   Guaranteed payments to sellers                                                 (18)               (197)
   Capital expenditures                                                        (1,016)             (1,390)
                                                                              -------             -------
      Net cash used in investing activities                                    (1,034)             (1,587)
                                                                              -------             -------
Cash flows from financing activities:
     Payments for loan origination fees                                           (60)               (432)
     Net borrowings from revolving credit facility                                 --               4,839
     Principal payments on seller notes                                           (55)                 --
     Principal payments on revolving credit facility                           (3,000)                 --
                                                                              -------             -------
     Net cash (used in) provided by financing activities                       (3,115)              4,407
                                                                              -------             -------

(Decrease) in cash and cash equivalents                                          (668)                193

Cash and cash equivalents - beginning of period                                   749                 836
                                                                              -------             -------
Cash and cash equivalents - end of period                                     $    81             $ 1,029
                                                                              =======             =======
Supplemental cash flow information:
   Non-cash financing activity:
   Equipment acquired under a capital lease                                   $   221                  --
                                                                              =======             =======
   Issuance of common stock for revolving credit facility                          --             $   100
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

2.       PER SHARE DATA

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                          Three months ended           Nine months ended
                                                            September 30,                 September 30,
                                                        ---------------------        ---------------------
                                                         2001           2000          2001           2000
                                                        ------         ------        ------         ------
Net income (loss)                                       $(256)        $(1,255)       $  232         $ (429)
                                                        =====         =======        ======         ======
Weighted average common
   shares outstanding used to compute
   basic net income (loss) per common share             7,520           7,380         7,613          7,367

Additional common shares to be issued
   assuming exercise of stock options,
   net of shares assumed reacquired                        --              --            --             38

Total shares used to compute diluted
   net income (loss) per common share                   7,520           7,380         7,613          7,405
                                                        =====         =======        ======         ======

Basic net income (loss) per share                       $(.03)        $  (.17)       $  .03         $ (.06)
                                                        =====         =======        ======         ======
Diluted net income (loss) per share                     $(.03)        $  (.17)       $  .03         $ (.06)
                                                        =====         =======        ======         ======

Options and warrants to purchase 2,110,000 and 1,779,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise prices were greater than the average market price.

3.       INVENTORY

Inventory consists of the following (in thousands):

                                                              September 30, 2001           December 31, 2000
                                                              ------------------           -----------------

Raw Materials                                                      $  579                      $  252
Work In Process                                                     3,362                       4,718
Finished Goods                                                      4,424                       3,948
                                                                   ------                      ------
                                                                   $8,365                      $8,918
                                                                   ======                      ======

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       SUBSEQUENT EVENT

At the Annual Meeting of Shareholders held on November 7, 2001, the Company's shareholders approved the reincorporation of the Company from New Jersey to Pennsylvania and the issuance for an aggregate of $2,650,000 of 5,300,000 shares of the Company's common stock and warrants to purchase 5,300,000 shares of the Company's common stock and related transactions, as more fully set forth in the Company's Proxy Statement dated September 27, 2001. Consummation of these transactions is subject to satisfaction of applicable conditions of closing.

5.       RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141. "Business Combinations" (SFAS 141), which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS 38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company adopted SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company will adopt SFAS 142 effective January 1, 2002. The Company recognized $0.6 million of goodwill amortization expense for each of the nine month periods ended September 30, 2000 and 2001. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact of the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact of adopting SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

                                                        Three months ended
                                                          (in thousands)
                                                  -------------------------------
                                                  September 30,     September 30,     % Increase/
                                                      2001              2000           (Decrease)
                                                  -------------     -------------     -----------
Trade show exhibits group                            $ 7,486           $ 9,642           (22.4)%
Permanent and scenic displays group                    9,586            11,840           (19.0)
                                                     -------           -------           -----
Total net sales                                      $17,072           $21,482           (20.5)%
                                                     =======           =======           =====


                                                        Nine months ended
                                                         (in thousands)
                                                  -------------------------------
                                                  September 30,     September 30,     % Increase/
                                                      2001              2000           (Decrease)
                                                  -------------     -------------     -----------
Trade show exhibits group                            $39,284           $44,111           (10.9)%
Permanent and scenic displays group                   20,815            27,213           (23.5)
                                                     -------           -------           -----
Total net sales                                      $60,099           $71,324           (15.7)%
                                                     =======           =======           =====


Total net sales decreased $4.4 million, or 20.5%, in the third quarter of 2001 and $11.2 million, or 15.7% in the first nine months of 2001, from the same prior year periods. The third quarter 2001 decrease was comprised of a 22.4% decrease in sales of trade show exhibits and a 19% decrease in sales of permanent and scenic displays. The decrease for the first nine months of 2001 was comprised of a 10.9% decrease in sales of trade show exhibits and a 23.5% decrease in sales of permanent and scenic exhibits. The decrease in sales of trade show exhibits was largely due to the loss of an international client and to reductions in some of the marketing trade show budgets of the Company's clients in response to a slower economy. In addition, the events of September 11, 2001 led to subsequent convention and trade show cancellations. The decrease in sales of permanent and scenic displays was primarily due to lower sales of permanent themed displays previously manufactured at the Company's Orlando, Florida operation. This manufacturing operation was consolidated with the Company's Atlanta, Georgia production facility during the second quarter of 2001.

Operating Profit

The Company operated at a break-even operating profit level in the third quarter of 2001 as compared with an operating loss of $1.8 million for the third quarter of 2000. The Company recorded a bad debt provision of $1.4 million and an inventory reserve of $0.6 million in the third quarter of 2000 related to permanent and scenic displays customers. Third quarter 2001 operating profits were depressed as a result of lower sales volume discussed above.

For the first nine months of 2001 operating profit was $1.5 million as compared with $0.4 million for the same prior year period. The bad debt and inventory reserve provisions reduced operating income in 2000 by $2 million and relocation of the Company's Orlando, Florida operation reduced operating profits by approximately $0.6 million in 2001. Excluding these provisions and the relocation costs, operating profit was $2.1 million in the first nine month of 2001 as compared with $2.4 million in the same prior year period. This remaining decrease was principally attributable to lower sales volume in 2001.

Selling expenses decreased to $2.1 million and $7.4 million from $2.3 million and $7.8 million in the third quarter and first nine months of 2001 and 2000, respectively. These decreases were largely due to lower variable selling expenses as a result of the lower sales volume.

Administrative and general expenses were reduced to $1.8 million and $5.4 million from $3.6 million and $7.8 million in the third quarter and first nine months of 2001 and 2000, respectively. These decreases were attributable to several factors, including the $1.4 million bad debt provision recorded in the third quarter of 2000, the mutual terminations of certain employment agreements in the first quarter of 2001, and staff and cost reduction initiatives implemented by management on a company-wide basis.

Other Income (Expense)

Interest expense decreased to $268,000 and $905,000 from $384,000 and $1,030,000 in the third quarter and first nine months of 2001 and 2000, respectively, as a result of lower borrowings and lower interest rates.

A loss of $283,000 for the first nine months of 2001 from investments in affiliates was principally attributable to a third quarter loss of $203,000 recognized for the Company's 25% minority investment in a portable exhibit manufacturer.

Income Taxes

The benefit from income taxes, as a percentage of pre-tax losses, decreased to 40% in the third quarter of 2001 from 44% in the third quarter of 2000 and increased to 40% in the first nine months of 2001 from 34% in the first nine months of 2000. These changes were attributable in large part to non-taxable income in the first quarter of 2001 and non-deductible goodwill amortization.

Net Income (Loss)

A net loss of $0.3 million was incurred for the third quarter of 2001 as compared with a net loss of $1.3 million for the third quarter of 2000. The third quarter 2001 loss was due in large part to lower sales volume and the third quarter 2000 loss was primarily attributable to the bad debt and inventory provisions.

For the first nine months of 2001 net income was $0.3 million as compared with a net loss of $0.4 million for the same prior year period. This change was primarily due to the changes in operating profit discussed above.

Backlog

The Company's backlog of orders decreased to approximately $19 million at September 30, 2001 from approximately $22 million at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $13.7 million at September 30, 2001 from $15.4 million at December 31, 2000. Lower accounts receivable attributable to lower sales volume largely accounted for this decrease.

The Company had borrowings of $13 million under its $25 million revolving credit facility at September 30, 2001 as compared with borrowings of $16 million at December 31, 2000.

SUBSEQUENT EVENT

At the Annual Meeting of Shareholders held on November 7, 2001, the Company's shareholders approved the reincorporation of the Company from New Jersey to Pennsylvania and the issuance for an aggregate of $2,650,000 of 5,300,000 shares of the Company's common stock and warrants to purchase 5,300,000 shares of the Company's common stock and related transactions, as more fully set forth in the Company's Proxy Statement dated September 27, 2001. Consummation of these transactions is subject to satisfaction of applicable conditions of closing.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141. "Business Combinations" (SFAS 141), which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS 38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company adopted SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company will adopt SFAS 142 effective January 1, 2002. The Company recognized $0.6 million of goodwill amortization expense for each of the nine month periods ended September 30, 2000 and 2001. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact of the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact of adopting SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

OUTLOOK

The Company expects sales of trade show exhibits and sales of permanent/scenic displays to decrease in the last three months of 2001 and in the first half of 2002 as compared with the same prior year periods. In view of current economic conditions, the trade show exhibit client base of Fortune 1000 companies is expected to tightly manage their marketing budgets, which may adversely impact the Company's trade show exhibit sales and profit margins. Adversely affected internet and technology-driven businesses, particularly in the Western Region, have also led to a decline in trade show exhibit sales. In addition, the events of September 11, 2001 may continue to reduce business travel and trade show spending. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditure requirements, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; the impact from the events of September 11, 2001 on business travel and trade show spending; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $13 million under its $25 million revolving credit facility at September 30, 2001.

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

PART II - OTHER INFORMATION

Responses to Items 1 2, 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on November 7, 2001. At the Annual Meeting, Fred Cohen and William Hamilton were elected as directors of the Company. Robert Ginsburg, Alan Goldberg and Seymour Hernes continued their terms of office as directors of the Company after the Annual Meeting. The matters voted on at the Annual Meeting and the results of voting are as follows:

                                                                                   For    Withheld Authority
                                                                                   ---    ------------------
1.   Election of Directors
                                                          Fred Cohen         6,576,255               113,965
                                                    William Hamilton         6,589,055               100,865


2.   Approval of Investment Transaction Proposal
     to issue 5,300,000 shares of common stock
     and warrants to purchase 5,300,000 shares of
     common stock, and approve related
     transactions, as more fully set forth in the
     Company's Proxy Statement dated September                     For        Against     Abstain      Non-Votes
     27, 2001.                                                     ---        -------     -------      ---------
                                                             5,073,912        173,216      12,534      1,430,258

3.   Approval of Reincorporation Proposal to
     merge the Company into a subsidiary in order
     to change the Company's state of
     incorporation from New Jersey to
     Pennsylvania, as more fully set forth in the
     Company's Proxy Statement dated September
     27, 2001.                                               5,112,500        134,628     121,534      1,430,258


4.   Approval of 2001 Equity Incentive Plan
     Proposal as more fully set forth in the
     Company's Proxy Statement dated September
     27, 2001.                                               4,983,022        247,271      29,399      1,430,258

Consummation of the transactions contemplated by the Investment Proposal and Reincorporation Proposal are subject to satisfaction of applicable conditions of closing.

ITEM 6.

(a)  Exhibits

     The following document is filed as part of this report: 10(ee) -- 2001 Equity Incentive Plan -- Page 14.


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


MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
----------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-------------------
Stephen P. Rolf
Chief Financial Officer


Dated November 13, 2001

                           MARLTON TECHNOLOGIES, INC.
                           2001 EQUITY INCENTIVE PLAN


     SECTION 1. Purpose; Definitions. The purposes of the Marlton Technologies, Inc. 2001 Equity Incentive Plan (the "Plan") are to: (a) enable Marlton Technologies, Inc. (the "Company") and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company.

     For purposes of the Plan, the following initially capitalized words and phrases will be defined as set forth below, unless the context clearly requires a different meaning:

         a. "Affiliate" means, with respect to a Person, a Person that directly or indirectly controls, or is controlled by, or is under common control with such Person.

         b. "Award" means a grant of Options or Restricted Shares pursuant to the provisions of this Plan.

         c. "Award Agreement" means, with respect to any particular Award, the written document that sets forth the terms of that particular Award.

         d. "Board" means the Board of Directors of the Company, as constituted from time to time; provided, however, that if the Board appoints a Committee to perform some or all of the Board's administrative functions hereunder pursuant to Section 2, references in this Plan to the "Board" will be deemed to also refer to that Committee in connection with administrative matters to be performed by that Committee.

         e. "Cause" means (i) alcohol abuse or use of controlled drugs (other than in accordance with a physician's prescription); (ii) refusal, failure or inability to perform any material obligation or fulfill any duty (other than any duty or obligation of the type described in clause (iv) below) to the Company (other than due to a Disability), which failure, refusal or inability is not cured within ten (10) days after delivery of notice thereof; (iii) gross negligence or willful misconduct in the course of employment; (iv) any breach of any obligation or duty to the Company or any of its Subsidiaries or Affiliates (whether arising by statute, common law, contract or otherwise) relating to confidentiality, noncompetition, nonsolicitation or proprietary rights; (v) other conduct involving any type of disloyalty to the Company or any of its Affiliates or Subsidiaries, including, without limitation, fraud, embezzlement, theft or proven dishonesty; and (vi) conviction of (or the entry of a plea of guilty or nolo contendere to) a misdemeanor involving moral turpitude or a felony. Notwithstanding the foregoing, if a Participant and the Company (or any of its Affiliates or Subsidiaries) have entered into an employment agreement, consulting agreement or other similar agreement that specifically defines "cause," then with respect to such Participant, "Cause" shall have the meaning defined in that employment agreement, consulting agreement or other agreement.

         f. "Change in Control" means (i) the sale, transfer, assignment or other disposition (including by merger or consolidation, but excluding any sales by stockholders made as part of an underwritten public offering of the common stock of the Company) by stockholders of the Company, in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the then outstanding capital stock of the Company to one or more Persons, (ii) the sale of substantially all the assets of the Company (other than a transfer of financial assets made in the ordinary course of business for the purpose of securitization), or (iii) the liquidation or dissolution of the Company.

         g. "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto.

         h. "Committee" means a committee appointed by the Board in accordance with Section 2 of this Plan.

         i. "Director" means a member of the Board.

         j. "Disability" means a condition rendering an Optionee Disabled.

         k. "Disabled" will have the same meaning as set forth in Section 22(e)(3) of the Code.

         l. "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         m. "Fair Market Value" means, as of any date: (i) if the Shares are not traded in the over-the-counter market, the value of such Shares on that date, as determined by the Board in its sole and absolute discretion; or (ii) if the Shares are traded in the over-the-counter market, the Fair Market Value per Share shall be the mean of the bid and asked prices for a Share on the relevant valuation date as reported in The Wall Street Journal (or, if not so reported, as otherwise reported by the National Association of Securities Dealers Automated Quotations ("NASDAQ") System), as applicable or, if there is no trading on such date, on the next preceding date on which there were reported Share prices. In the event Shares are listed on a national or regional securities exchange or traded through the NASDAQ National Market, the Fair Market Value of a Share shall be the closing price for a Share on the exchange or on the NASDAQ National Market, as reported in The Wall Street Journal on the relevant valuation date, or if there is no trading on that date, on the next preceding date on which there were reported Share prices.

         n. "Incentive Stock Option" means any Option intended to be and designated as an "Incentive Stock Option" within the meaning of Section 422 of the Code.

         o. "Non-Employee Director" will have the meaning set forth in Rule 16b-3(b)(3)(i) promulgated by the Securities and Exchange Commission under the Exchange Act, or any successor definition adopted by the Securities and Exchange Commission; provided, however, that the Board or the Committee may, to the extent that it deems necessary to comply with Section 162(m) of the Code or regulations thereunder, require that each "Non-Employee Director" also be an "outside director" as that term is defined in regulations under Section 162(m).

         p. "Non-Qualified Stock Option" means any Option that is not an Incentive Stock Option.

         q. "Option" means any option to purchase Shares (including Restricted Shares, if the Board so determines) granted pursuant to Section 5 hereof.

         r. "Participant" means an employee, consultant or Director of the Company or any of its Affiliates to whom an Award is granted.

         s. "Person" means an individual, partnership, corporation, limited liability company, trust, joint venture, unincorporated association, or other entity or association.

         t. "Restricted Shares" means Shares that are subject to restrictions pursuant to Section 7 hereof.

         u. "Share" means a share of Company's common stock, subject to substitution or adjustment as provided in Section 3(c) hereof.

         v. "Subsidiary" means, in respect of the Company, a subsidiary company, whether now or hereafter existing, as defined in Sections 424(f) and (g) of the Code.

     SECTION 2. Administration. The Plan will be administered by the Board; provided, however, that the Board may at any time appoint a Committee to perform some or all of the Board's administrative functions hereunder; and provided further, that the authority of any Committee appointed pursuant to this Section 2 will be subject to such terms and conditions as the Board may prescribe and will be coextensive with, and not in lieu of, the authority of the Board hereunder.

     Any Committee established under this Section 2 will be composed of not fewer than two members, each of whom will serve for such period of time as the Board determines; provided, however, that if the Company has a class of securities required to be registered under Section 12 of the Securities Exchange Act of 1934, all members of any Committee established pursuant to this Section 2 will be Non-Employee Directors. From time to time the Board may increase the size of the Committee and appoint additional members thereto, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

     Members of the Board who are eligible for Awards or have received Awards may vote on any matters affecting the administration of the Plan or the grant of Awards, except that no such member will act upon the grant of an Award to himself or herself, but any such member may be counted in determining the existence of a quorum at any meeting of the Board during which action is taken with respect to the grant of Awards to himself or herself.

     The Board will have full authority to grant Awards under this Plan. In particular, the Board will have the authority:

         a. to select the persons to whom Awards may from time to time be granted hereunder (consistent with the eligibility conditions set forth in Section 4);

         b. to determine the type of Award to be granted to any person hereunder;

         c. to determine the number of Shares, if any, to be covered by each such Award;

         d. to establish the terms and conditions of each Award Agreement;

         e. to determine whether and under what circumstances an Option may be exercised without a payment of cash under Section 5(d); and

         f. to determine whether, to what extent and under what circumstances Shares and other amounts payable with respect to an Award may be deferred either automatically or at the election of the Participant.

     The Board will have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it, from time to time, deems advisable; to interpret the terms and provisions of the Plan and any Award issued under the Plan (and any Award Agreement); to amend the terms of any Award Agreement, provided that the Participant consents to such amendment; and to otherwise supervise the administration of the Plan. The Board may correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any Award in the manner and to the extent it deems necessary to carry out the intent of the Plan.

     All decisions made by the Board pursuant to the provisions of the Plan will be final and binding on all persons, including the Company and Participants. No member of the Board will be liable for any good faith determination, act or omission in connection with the Plan or any Award.

     SECTION 3. Shares Subject to the Plan.

         a. Shares Subject to the Plan. The Shares to be subject to Options or Restricted Shares under the Plan will be authorized and unissued Shares of the Company, whether or not previously issued and subsequently acquired by the Company. The maximum number of Shares that may be subject to Options or Restricted Shares under the Plan is 2,000,000 and the Company will reserve for the purposes of the Plan, out of its authorized and unissued Shares, such number of Shares. Notwithstanding the foregoing, no individual may receive Awards with respect to more than 750,000 Shares in any calendar year.

         b. Effect of the Expiration or Termination of Awards. If and to the extent that an Option expires, terminates or is canceled or forfeited for any reason without having been exercised in full, the Shares associated with that Option will again become available for grant under the Plan. Similarly, if any Restricted Share is canceled, forfeited or repurchased for any reason, or if any Share is withheld pursuant to Section 9(d) in settlement of a tax withholding obligation associated with an Award, that Share will again become available for grant under the Plan. Finally, if any Share is received in satisfaction of the exercise price payable upon exercise of an Option, that Share will become available for grant under the Plan.

         c. Other Adjustment. In the event of any recapitalization, stock split or combination, stock dividend or other similar event or transaction affecting the Shares, equitable substitutions or adjustments will be made by the Board, in its sole and absolute discretion, to the aggregate number, type and issuer of the securities reserved for issuance under the Plan, to the number, type and issuer of Shares subject to outstanding Options, to the exercise price of outstanding Options, and to the number, type and issuer of Restricted Shares.

         d. Change in Control. Notwithstanding anything to the contrary set forth in this Plan, upon or in anticipation of any Change in Control, the Board may, in its sole and absolute discretion and without the need for the consent of any Participant, take one or more of the following actions contingent upon the occurrence of that Change in Control: (i) cause all outstanding Options to become fully vested and immediately exercisable; (ii) cause all outstanding Restricted Shares to become non-forfeitable; (iii) cancel any Option in exchange for an option to purchase common stock of any successor corporation, which new option satisfies the requirements of Treas. Reg. ss. 1.425-1(a)(4)(i) (notwithstanding the fact that the original Option may never have been intended to satisfy the requirements for treatment as an Incentive Stock Option), (iv) cancel any Restricted Shares in exchange for restricted shares of the common stock of any successor corporation, (v) redeem any Restricted Share for cash and/or other substitute consideration with a value equal to the Fair Market Value of an unrestricted Share on the date of the Change in Control; (vi) cancel any Option in exchange for cash and/or other substitute consideration with a value equal to (A) the number of Shares subject to that Option, multiplied by
(B) the difference between the Fair Market Value per Share on the date of the Change in Control and the exercise price of that Option; provided, however, the Board may not take any action with respect to the Plan that would make a Change in Control ineligible for pooling of interests accounting treatment or any particular tax treatment if, in the absence of such action, the Change in Control would qualify for such treatment and the Company intends to use such treatment with respect to that Change in Control.

     SECTION 4. Eligibility. Employees, directors, consultants, and other individuals who provide services to the Company or its Affiliates are eligible to be granted Awards under the Plan. Persons who are not employees of the Company or a Subsidiary are eligible to be granted Awards, but are not eligible to be granted Incentive Stock Options.

     SECTION 5. Options. Options granted under the Plan may be of two types: (i) Incentive Stock Options or (ii) Non-Qualified Stock Options. Any Option granted under the Plan will be in such form as the Board may from time to time approve.

     The Award Agreement evidencing any Option will incorporate the following terms and conditions and will contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Board deems appropriate in its sole and absolute discretion:

         a. Option Price. The exercise price per Share purchasable under a Non-Qualified Stock Option will be determined by the Board. The exercise price per Share purchasable under an Incentive Stock Option will be not less than 100% of the Fair Market Value of the Share on the date of the grant. However, any Incentive Stock Option granted to any Participant who, at the time the Option is granted, owns more than 10% of the voting power of all classes of shares of the Company or of a Subsidiary will have an exercise price per Share of not less than 110% of Fair Market Value per Share on the date of the grant.

         b. Option Term. The term of each Option will be fixed by the Board, but no Option will be exercisable more than ten (10) years after the date the Option is granted. However, any Incentive Stock Option granted to any Participant who, at the time such Option is granted, owns more than 10% of the voting power of all classes of shares of the Company or of a Subsidiary may not have a term of more than five (5) years. No Option may be exercised by any person after expiration of the term of the Option.

         c. Exercisability. Options will vest and be exercisable at such time or times and subject to such terms and conditions as determined by the Board at the time of grant. If the Board provides, in its discretion, that any Option is exercisable only in installments, the Board may waive such installment exercise provisions at any time at or after grant, in whole or in part, based on such factors as the Board determines, in its sole and absolute discretion.

         d. Method of Exercise. Subject to the exercise provisions under Section 5(c) and the termination provisions set forth in Section 6, Options may be exercised in whole or in part at any time and from time to time during the term of the Option, by giving written notice of exercise to the Company specifying the number of Shares to be purchased. Such notice will be accompanied by payment in full of the purchase price, either by certified or bank check, or such other means as the Board may accept. As determined by the Board, in its sole discretion, at or after grant, payment in full or in part of the exercise price of an Option may be made in the form of previously acquired Shares based on the Fair Market Value of the Shares on the date the Option is exercised; provided, however, that, in the case of an Incentive Stock Option, the right to make a payment in the form of previously acquired Shares may be authorized only at the time the Option is granted.

         No Shares will be issued upon exercise of an Option until full payment therefor has been made. A Participant will not have the right to distributions or dividends or any other rights of a shareholder with respect to Shares subject to the Option until the Participant has given written notice of exercise, has paid in full for such Shares, and, if requested, has made the representations described in Section 9(a) hereof.

         e. Incentive Stock Option Limitations. In the case of an Incentive Stock Option, the aggregate Fair Market Value (determined as of the time of grant) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by the Participant during any calendar year under the Plan and/or any other plan of the Company or any Subsidiary will not exceed $100,000. For purposes of applying the foregoing limitation, Incentive Stock Options will be taken into account in the order granted. Any Option not meeting such limitation will be treated for all purposes as a Non-Qualified Stock Option.

         f. Termination of Employment. Unless otherwise specified in the Award Agreement, Options will be subject to the terms of Section 6 with respect to exercise upon termination of employment.

         g. Transferability of Options. Except as may otherwise be specifically determined by the Board with respect to a particular Option, no Option will be transferable by the Participant other than by will or by the laws of descent and distribution, and all Options will be exercisable, during the Participant's lifetime, only by the Participant or, in the event of his Disability, by his personal representative.

     SECTION 6. Termination of Service. Unless otherwise specified with respect to a particular Option in the applicable Award Agreement, all Options will remain exercisable after termination of employment only to the extent specified in this Section 6.

         a. Termination by Reason of Death. If a Participant's service with the Company or any Affiliate terminates by reason of death, any Option held by such Participant may thereafter be exercised, to the extent then exercisable or on such accelerated basis as the Board may determine, at or after grant, by the legal representative of the estate or by the legatee of the Participant under the will of the Participant, for a period expiring (i) at such time as may be specified by the Board at or after the time of grant, or (ii) if not specified by the Board, then twelve (12) months from the date of death, or (iii) if sooner than the applicable period specified under (i) or (ii) above, then upon the expiration of the stated term of such Option.

         b. Termination by Reason of Disability. If a Participant's service with the Company or any Affiliate terminates by reason of Disability, any Option held by such Participant may thereafter be exercised by the Participant or his personal representative, to the extent it was exercisable at the time of termination, or on such accelerated basis as the Board may determine at or after grant, for a period expiring (i) at such time as may be specified by the Board at or after the time of grant, or (ii) if not specified by the Board, then twelve (12) months from the date of termination of service, or (iii) if sooner than the applicable period specified under (i) or (ii) above, then upon the expiration of the stated term of such Option.

         c. Cause. If a Participant's service with the Company or any Affiliate is terminated for Cause: (i) any Option not already exercised will be immediately and automatically forfeited as of the date of such termination, and
(ii) any Shares for which the Company has not yet delivered share certificates will be immediately and automatically forfeited and the Company will refund to the Participant the Option exercise price paid for such Shares, if any.

         d. Other Termination. If a Participant's service with the Company or any Affiliate terminates for any reason other than death, Disability or Cause, any Option held by such Participant may thereafter be exercised by the Participant, to the extent it was exercisable at the time of such termination, or on such accelerated basis as the Board may determine at or after grant, for a period expiring (i) at such time as may be specified by the Board at or after the time of grant, or (ii) if not specified by the Board, then 90 days from the date of termination of service, or (iii) if sooner than the applicable period specified under (i) or (ii) above, then upon the expiration of the stated term of such Option.

     SECTION 7. Restricted Shares.

         a. Issuance. Restricted Shares may be issued either alone or in conjunction with other Awards. The Board will determine the time or times within which Restricted Shares may be subject to forfeiture, and all other conditions of such Awards.

         b. Awards and Certificates. The Award Agreement evidencing the grant of any Restricted Shares will contain such terms and conditions, not inconsistent with the terms of the Plan, as the Board deems appropriate in its sole and absolute discretion. The prospective recipient of an Award of Restricted Shares will not have any rights with respect to such Award, unless and until such recipient has executed an Award Agreement and has delivered a fully executed copy thereof to the Company, and has otherwise complied with the applicable terms and conditions of such Award. The purchase price for Restricted Shares may, but need not, be zero.

         A share certificate will be issued in connection with each Award of Restricted Shares. Such certificate will be registered in the name of the Participant receiving the Award, and will bear the following legend and/or any other legend required by this Plan, the Award Agreement or by applicable law:

         THE TRANSFERABILITY OF THIS CERTIFICATE AND THE SHARES REPRESENTED HEREBY ARE SUBJECT TO THE TERMS AND CONDITIONS OF THE MARLTON TECHNOLOGIES, INC. 2001 EQUITY INCENTIVE PLAN AND AN AGREEMENT ENTERED INTO BETWEEN [THE PARTICIPANT] AND MARLTON TECHNOLOGIES, INC. (WHICH TERMS AND CONDITIONS MAY INCLUDE, WITHOUT LIMITATION, CERTAIN TRANSFER RESTRICTIONS, REPURCHASE RIGHTS AND FORFEITURE CONDITIONS). COPIES OF THAT PLAN AND AGREEMENT ARE ON FILE IN THE PRINCIPAL OFFICES OF MARLTON TECHNOLOGIES, INC. AND WILL BE MADE AVAILABLE TO THE HOLDER OF THIS CERTIFICATE WITHOUT CHARGE UPON REQUEST TO THE SECRETARY OF THE COMPANY.

         Share certificates evidencing Restricted Shares will be held in custody by the Company or in escrow by an escrow agent until the restrictions thereon have lapsed. As a condition to any Restricted Share Award, the Participant may be required to deliver to the Company a share power, endorsed in blank, relating to the Shares covered by such Award.

         c. Restrictions and Conditions. The Restricted Shares awarded pursuant to this Section 7 will be subject to the following restrictions and conditions:

            (i) During a period commencing with the date of grant of an Award of Restricted Shares and ending at such time or times as specified by the Board (the "Restriction Period"), the Participant will not be permitted to sell, transfer, pledge, assign or otherwise encumber Restricted Shares awarded under the Plan. The Board may condition the lapse of restrictions on Restricted Shares upon the continued employment or service of the Participant, the attainment of specified individual or corporate performance goals, or such other factors as the Board may determine, in its sole and absolute discretion.

            (ii) Consistent with Section 3(c), any distributions or dividends paid in the form of securities with respect to Restricted Shares will be subject to the same terms and conditions as the Restricted Shares with respect to which they were paid, including, without limitation, the same Restriction Period.

            (iii) Subject to the applicable provisions of the Award Agreement, if a Participant's service with the Company terminates prior to the expiration of the Restriction Period, all of that Participant's Restricted Shares which then remain subject to forfeiture will be forfeited.

            (iv) In the event of hardship or other special circumstances of a Participant whose service with the Company is involuntarily terminated (other than for Cause), the Board may, in its sole discretion, waive in whole or in part any or all remaining restrictions with respect to such Participant's Restricted Shares, based on such factors as the Board may deem appropriate.

            (v) If and when the Restriction Period expires without a prior forfeiture of the Restricted Shares (or if and when the restrictions applicable to Restricted Shares lapse pursuant to Sections 3(d) or 7(c)(iv)), the certificates for such Shares will be replaced with new certificates, without the portion of restrictive legends described in Section 7(b) applicable to such lapsed restrictions, and such new certificates will be promptly delivered to the Participant, the Participant's representative (if the Participant has suffered a Disability), or the Participant's estate or heir (if the Participant has died).

     SECTION 8. Amendments and Termination. The Board may amend, alter or discontinue the Plan at any time, but, except as otherwise provided in Section 3(d) of the Plan, no amendment, alteration or discontinuation will be made which would impair the rights of a Participant with respect to an Award, without that Participant's consent, or which, without the approval of such amendment within one year (365 days) of its adoption by the Board, by a majority of the votes cast at a duly held shareholder meeting at which a quorum representing a majority of the Company's outstanding voting shares is present (either in person or by proxy), would: (i) increase the total number of Shares reserved for the purposes of the Plan (except as otherwise provided in Section 3(c)), or (ii) change the persons or class of persons eligible to receive Awards.

     SECTION 9. General Provisions.

         a. The Board may require each Participant to represent to and agree with the Company in writing that the Participant is acquiring any unregistered securities of the Company for investment purposes and without a view to distribution thereof and as to such other matters as the Board believes are appropriate. The certificate evidencing any Award and any securities issued pursuant thereto may include any legend which the Board deems appropriate to reflect any restrictions on transfer and compliance with securities laws.

         All certificates for Shares or other securities delivered under the Plan will be subject to such share-transfer orders and other restrictions as the Board may deem advisable under the rules, regulations, and other requirements of the Securities Act of 1933, as amended, the Exchange Act, any stock exchange upon which the Shares are then listed, and any other applicable Federal or state securities laws, and the Board may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

         b. Nothing contained in the Plan will prevent the Board from adopting other or additional compensation arrangements, subject to shareholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases.

         c. The adoption of the Plan will not confer upon any employee of the Company or a Subsidiary any right to continued employment with the Company or such Subsidiary, nor will it interfere in any way with the right of the Company or such Subsidiary to terminate the employment of any of its employees at any time.

         d. No later than the date as of which an amount first becomes includible in the gross income of the Participant for Federal income tax purposes with respect to any Award under the Plan, the Participant will pay to the Company, or make arrangements satisfactory to the Board regarding the payment of, any Federal, state or local taxes of any kind required by law to be withheld with respect to such amount. Unless otherwise determined by the Board, the minimum required withholding obligations may be settled with Shares, including Shares that are part of the Award that gives rise to the withholding requirement. The obligations of the Company under the Plan will be conditioned on such payment or arrangements and the Company will, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant.

     SECTION 10. Effective Date of Plan. This Plan will become effective on the date that it is approved by a majority of the votes cast at a duly held shareholder meeting at which a quorum representing a majority of Company's outstanding voting shares is present, either in person or by proxy.

     SECTION 11. Term of Plan. This Plan will continue in effect until terminated in accordance with Section 8; provided, however, that no Incentive Stock Option will be granted hereunder on or after the tenth (10th) anniversary of the date of shareholder approval of the Plan; but provided further, that Incentive Stock Options granted prior to such tenth (10th) anniversary may extend beyond that date.

     SECTION 12. Invalid Provisions. In the event that any provision of this Plan is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability will not be construed as rendering any other provisions contained herein as invalid or unenforceable, and all such other provisions will be given full force and effect to the same extent as though the invalid or unenforceable provision was not contained herein.

     SECTION 13. Governing Law. This Plan and all Awards granted hereunder will be governed by and construed in accordance with the laws and judicial decisions of the Commonwealth of Pennsylvania, without regard to the application of the principles of conflicts of laws.

     SECTION 14. Board Action. Notwithstanding anything to the contrary set forth in this Plan, any and all actions of the Board or Committee, as the case may be, taken under or in connection with this Plan and any agreements, instruments, documents, certificates or other writings entered into, executed, granted, issued and/or delivered pursuant to the terms hereof, will be subject to and limited by any and all votes, consents, approvals, waivers or other actions of all or certain stockholders of the Company or other persons required by:

         a. the Company's Articles of Incorporation (as the same may be amended and/or restated from time to time); and

         b. the Company's Bylaws (as the same may be amended and/or restated from time to time).

     SECTION 15. Notices. Any notice to be given to the Company pursuant to the provisions of the Plan shall be addressed to the Company in care of its Secretary (or such other person as the Company may designate from time to time) at its principal executive office, and any notice to be given to a Participant shall be delivered personally or addressed to him or her at the address given beneath his or her signature on his or her Award Agreement, or at such other address as such Participant may hereafter designate in writing to the Company. Any such notice shall be deemed duly given on the date and at the time delivered via personal, courier or recognized overnight delivery service or, if sent via telecopier, on the date and at the time telecopied with confirmation of delivery or, if mailed, on the date five (5) days after the date of the mailing (which shall be by regular, registered or certified mail). Delivery of a notice by telecopy (with confirmation) shall be permitted and shall be considered delivery of a notice notwithstanding that it is not an original that is received.