Form 10-K405
period 2001-12-31
MARLTON TECHNOLOGIES INC
filed 2002-03-29
CIK 96988

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                             -----------------



Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                           --------------------------
                (Name of Registrant as specified in its charter)

                       Pennsylvania                                                      22-1825970
------------------------------------------------------------           -----------------------------------------------
                 (State of incorporation)                                   (IRS Employer Identification Number)

            2828 Charter Road, Philadelphia, PA                                            19154
------------------------------------------------------------           -----------------------------------------------
         (Address of principal executive offices)                                        (Zip Code)

    Registrant's telephone number, including area code:                                (215) 676-6900
                                                                       -----------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                          Title of each class:                         Name of each exchange:
                    ---------------------------------              -------------------------------
                       Common Stock, no par value                     American Stock Exchange


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                                                    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 2002 was $2,793,343. As of March 22, 2002, there were 12,988,499 shares of Common Stock, no par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The following materials contained in the following documents are hereby incorporated by reference into this Form 10-K.

(i) Information from the Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders, involving the election of directors, has been incorporated by reference in Part III - Items 10, 11, 12 and 13.






Exhibit Index appears on Page  14
                              ----

                                  Page 1 of 62
                                           ----

                                     PART I

ITEM 1. BUSINESS

Business Development

Marlton Technologies, Inc. (the "Company") was incorporated as a New Jersey corporation in 1966. The Company's business was related to computerized electronic telecommunication systems until 1988 when it sold substantially all of its operating assets. The Company's current business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

In August 1990, the Company acquired the business of a Philadelphia, Pennsylvania designer and manufacturer of custom trade show exhibits, museum interiors and graphics, and provider of trade show services. In late 1990, the Company acquired the trade show exhibit division of a competitor and also established a portable exhibits group. The Company subsequently formed subsidiaries (i) during July 1991 in the Atlanta, Georgia area, (ii) during July 1992 in the San Diego, California area, and (iii) during December 1992 in the Orlando, Florida area, in each case by acquiring the assets of trade show exhibit design and manufacturing companies. During April 1996, the Company acquired an Orlando, Florida producer of business theater, theme park scenery, themed interiors, theatrical scenery and special effects. In December 1997, the Company acquired DMS Store Fixtures ("DMS") in King of Prussia, Pennsylvania, which was relocated to the Company's Philadelphia, Pennsylvania location in March 2000. DMS supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. In April 1998, the Company acquired a San Francisco, California area producer of exhibit properties for industrial and corporate theater events. In 1999, as part of a nationwide branding and marketing strategy, all of the Company's operating subsidiaries except DMS began doing business under the name Sparks Exhibits & Environments (collectively "Sparks"). Currently, all of the Company's operating revenues are derived from Sparks and DMS.

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

In November 2001, the Company was merged into a Pennsylvania corporation to change the Company's state of incorporation from New Jersey to Pennsylvania.

Business Description

Products and Services

The Company is engaged in the custom design, production and sale of exhibits and environments for trade shows, retail stores, theme parks, museums, arenas, executive briefing centers and corporate events. Clients include industry, government, entertainment and commercial establishments. The Company manages custom trade show projects from concept through final construction, employing sophisticated graphics and exhibit designers and computer-aided design software and hardware. In-house facilities provide a wide range of computerized design and production of graphics. Electronics and audiovisual capabilities include on-staff electronic specialists and vendor relationships which provide multi-media equipment and programs, interactive program production and customized applications. The Company provides full service trade show exhibit services, including coordination, refurbishing, shipping, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects costing in excess of $200,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through Sparks Europe or an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. In addition, the Company produces sophisticated themed exhibits for educational and entertainment venues such as museums and theme parks. Typically, the customer or its design firm prepares the design for the Company to fabricate using carpentry, sculpture, metal working and scenic artist skills. The Company also supplies custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to third-party manufacturers with whom the Company has developed long-standing business relationships for the production of its products. These manufacturers work closely with an experienced Company project management team. Custom store fixture opportunities include outfitting new retail stores and remodeling existing stores, such as specialty apparel chains, department stores, outlet stores and drug stores. The Company made no significant disbursements during any of the last three fiscal years for research and development activities.

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

Working Capital

The Company's working capital requirements are fulfilled by funds generated through operations and a revolving credit facility. Working capital requirements are generally not affected by project size requirements or accelerated delivery for major trade show exhibit, scenic and themed exhibit customers due to general policies of progress billing on larger jobs. However, custom store fixtures are generally produced upon receipt of purchase orders from large retailers, but are held in inventory and are not billed to the customer until delivery requisitions are issued by the customer. The Company does not require continuous allotments of raw materials from suppliers and does not generally provide extended payment terms to customers.

Significant Customers

One customer accounted for 10.9% of the Company's consolidated net sales in 2001. The loss of this customer could have a material adverse effect on the Company. No customer accounted for over 10% of the Company's consolidated net sales in 2000. One customer accounted for 12% of consolidated net sales in 1999.

Backlog

The backlog of orders at December 31, 2001 and 2000 was approximately $13 million and $18 million, respectively. The backlog decrease is principally attributable to a lower level of open orders for permanent and scenic displays. Generally, backlog of orders are recognized as sales during the subsequent six month period. The current backlog relates primarily to expected 2002 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities.

Competition

The Company competes with numerous other companies offering similar products and providing similar services on the basis of price, quality, performance, financial resources, and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit, retail store fixture and display, and portable exhibits sales markets include a large number of national and regional companies, some of which have substantially greater sales and resources than the Company. In addition to its domestic manufacturing facilities, the Company utilizes its national and international affiliations and relationships to meet customers needs in other locales. Due to the lack of specific public information, the Company's competitive position is difficult to ascertain.

Environmental Protection

The Company's compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, a material adverse effect upon its capital expenditures, earnings and competitive position.

Employees

The total number of persons employed by the Company is approximately 250 of which approximately 245 are full-time employees. The Philadelphia, Pennsylvania, operations have a three-year labor contract expiring June 30, 2004, and a three-year labor contract expiring December 31, 2004.

ITEM 2. PROPERTIES

The Company currently leases three primary facilities as follows:

          Location           Square Footage                   Purpose
          --------           --------------                   -------
   Philadelphia, PA               250,000          Office, showroom, warehouse & manufacturing
   El Cajon, CA                   150,000          Office, showroom, warehouse & manufacturing
   Austell, GA                     81,000          Office, showroom, warehouse & manufacturing
                                 --------
                                  481,000
                                 ========

The Company's subsidiaries also have sales, design and project management offices in the Orlando, Florida, San Francisco, California and Los Angeles, California metropolitan areas. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 2001, based on normal five-day operations, and are anticipated to be adequate for operations in 2002, including any foreseeable internal growth. The Company does not anticipate significant difficulty in acquiring additional space, if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. The resolution of pending legal matters should not have a material adverse effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on November 7, 2001. At the Annual Meeting, Fred Cohen and William Hamilton were elected as directors of the Company. Robert Ginsburg, Alan Goldberg and Seymour Hernes continued their terms of office as directors of the Company after the Annual Meeting. The matters voted on at the Annual Meeting and the results of voting are as follows:

                                                                                   For    Withheld Authority
                                                                                   ---    ------------------
1. Election of Directors
                                                          Fred Cohen         6,576,255               113,965
                                                    William Hamilton         6,589,055               100,865

2. Approval of Investment Transaction Proposal
to issue 5,300,000 shares of common stock and
warrants to purchase 5,300,000 shares of
common stock, and approve related
transactions, as more fully set forth in the                     For         Against     Abstain      Non-Votes
Company's Proxy Statement dated September 27,                    ---         -------     -------      ---------
2001.                                                      5,073,912         173,216      12,534      1,430,258

3. Approval of Reincorporation Proposal to
merge the Company into a subsidiary in order
to change the Company's state of incorporation
from New Jersey to Pennsylvania, as more fully
set forth in the Company's Proxy Statement
dated September 27, 2001.                                  5,112,500         134,628     121,534      1,430,258

4. Approval of 2001 Equity Incentive Plan Proposal
as more fully set forth in the Company's Proxy
Statement dated September 27, 2001.                        4,983,022         247,271      29,399      1,430,258

Consummation of the transactions contemplated by the Investment Proposal and Reincorporation Proposal were subject to satisfaction of applicable conditions of closing, and these transactions, including a reconstitution of the Company's Board of Directors, were subsequently consummated on November 20, 2001 in accordance with the Company's September 27, 2001 Proxy Statement.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sales prices of the Common Stock, no par value per share, of the Company on the American Stock Exchange:

                            2001                                2000
                            ----                                ----
      Quarter     High                 Low            High                Low
      -------     ----                 ---            ----                ---

         1         .88                 .50            3.44                2.06
         2         .60                 .40            2.63                1.25
         3         .65                 .35            2.19                1.25
         4         .54                 .35            1.75                 .50

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

As of March 22, 2002, there were 977 holders of record of the Company's Common Stock.

In November 2001, 5,300,000 shares of Common Stock and warrants to purchase 5,300,000 shares of Common Stock at an exercise price of $.50 per share were issued for $2,650,000 to four individuals in a private investment transaction, as described in the Company's September 27, 2001 Proxy Statement. On the date of issuance, shares of the Company's Common Stock had a market value of $.40 per share. In addition 265,070 shares were contributed in 2001 to the Company's 401(k) plan or awarded to employees and directors of the Company without receipt of any proceeds by the Company. No underwriter was employed in any of these transactions. The private investment was an isolated transaction involving sophisticated parties and was exempt from registration under Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The sales to employees and directors were exempt from registration under Section 4(2) or Rule 701 of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                         For the years ended December 31
                     (in thousands except per share amounts)

                                            2001             2000             1999             1998              1997
                                            ----             ----             ----             ----              ----
TOTAL ASSETS                              $49,442          $63,508         $60,319          $62,022           $54,113
LONG-TERM OBLIGATIONS                       6,635           16,376          11,157           11,744            12,243
OPERATIONS:
         Net sales                         76,972           92,533          94,584           91,134            48,716
         Operating profit (loss)             (115)(1)           60 (2)       3,053            5,315             2,274
         Net income (loss)                 (1,136)          (1,106)(2)     $   809 (3)      $ 2,821           $ 2,003

BASIC NET INCOME (LOSS)
   PER COMMON SHARE (4)                   $  (.14)         $  (.15)        $   .11          $   .40           $   .42

DILUTED NET INCOME (LOSS) PER COMMON
SHARE (5)                                 $  (.14)         $  (.15)        $   .10          $   .35           $   .36

CASH DIVIDENDS                                -0-              -0-             -0-              -0-               -0-

1. Includes an inventory provision of $0.7 million for a customer that filed for Chapter 11, and relocation costs and operating losses of $0.6 million for the Company's Orlando, Florida manufacturing operations.
2. Includes a provision of $1.2 million ($2.0 million before income taxes) for accounts receivable and inventory for permanent displays customers.
3. Includes an impairment loss of $279,000 ($465,000 before income taxes) for a write-down of the Company's investment in Abex Europe.
4. Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year.
5. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

RESULTS OF OPERATIONS

2001 As Compared With 2000

Net Sales

                                            (in thousands)
                                                                     % increase
Revenue Sources                        2001            2000          (decrease)
---------------                        ----            ----          ----------

Trade show exhibits                  $ 49,992        $ 56,182           (11)%
Permanent and scenic displays          26,980          36,351           (26)
                                     --------        --------           ----
Total                                $ 76,972        $ 92,533           (17)%
                                     ========        ========           ====

Total net sales decreased $15.6 million, or 17%, in 2001 from the total net sales in 2000. The decrease was comprised of a $6.2 million, or 11%, decrease in sales of trade show exhibits and a $9.4 million, or 26%, decrease in sales of permanent and scenic displays. The decrease in sales of trade show exhibits was principally attributable to the loss of a customer's international tradeshow exhibit program and to reductions in many customers' trade show marketing budgets in response to a slower economy. In addition, the events of September 11, 2001 led to many convention and trade show cancellations, which materially reduced fourth quarter 2001 sales volume. The decrease in sales of permanent and scenic displays was primarily due to lower sales of permanent themed displays previously manufactured at the Company's Orlando, Florida operation. This manufacturing operation was closed and consolidated with the Company's Atlanta, Georgia production facility in the second quarter of 2001.

Operating Profit

The Company had an operating loss of $115,000 for 2001 as compared with an operating profit of $60,000 for 2000. The 17% sales decrease, the closing of the Orlando, Florida manufacturing operation and a $0.7 million inventory reserve for a customer that filed for Chapter 11 reduced operating profit in 2001. A $1.4 million bad debt provision and a $0.6 million inventory reserve reduced operating profit in 2000.

Gross profit, as a percentage of net sales, of 22.2% in 2001 was essentially unchanged from 22% in 2000. Management took several actions to reduce fixed manufacturing overhead costs in 2001, which mitigated the impact of lower sales volume. One such action was the consolidation of the Company's Southeastern manufacturing operations.

Selling expense decreased $1.3 million to $9.8 million in 2001 from $11.1 million in 2000 due in large part to lower sales commissions resulting from lower sales volume. As a percentage of net sales, selling expenses increased to 12.7% in 2001 from 11.9% in 2000. This percentage increase was largely the result of certain fixed selling expenses such as sales office facility expenses as compared with the lower sales volume in 2001. The Company continued to invest in sales office facilities in Orlando, Florida and in the San Francisco and Los Angeles, California areas.

Administrative and general expenses were reduced by $1.8 million to $7.4 million in 2001 as compared with $9.2 in 2000. This decrease was attributable to several factors, including the bad debt provision recorded in 2000, the mutual termination of certain employment agreements in 2001, and staff and cost reduction initiatives implemented by management in 2001

Other Income (Expense)

Interest expense decreased by $213,000 in 2001 as compared with 2000 as a result of lower borrowings and lower interest rates. A loss of $397,000 in 2001 from investments in affiliates was principally attributable to losses recognized for the Company's investment in a portable exhibit manufacturer.

Income Taxes

The benefit from income taxes, as a percentage of pre-tax losses, was 29% in 2001 as compared with 19% in 2000. This increase was due in large part to non-taxable income in 2001.

Net Income

A net loss of $1.1 million ($.14 per fully diluted share) for 2001 was essentially unchanged from a net loss of $1.1 million ($.15 per fully diluted share) in 2000. The loss in 2001 was due in large part to lower sales volume, the inventory provision and manufacturing facility consolidation costs, while the loss in 2000 was primarily due to the bad debt and inventory provisions discussed above.

Backlog

The Company's backlog of orders was approximately $13 million at December 31, 2001 as compared with $18 million at December 31, 2000. This decrease was largely due to a lower level of open orders for permanent and scenic displays.

2000 As Compared With 1999

Net Sales


                                            (in thousands)
                                                                     % increase
Revenue Sources                        2000            1999          (decrease)
---------------                        ----            ----          ----------

Trade show exhibits                  $56,182          47,265            19%
Permanent and scenic displays         36,351          47,319           (23)
                                     -------         -------           ----
Total                                $92,533         $94,584            (2)%
                                     =======         =======           ====

Total net sales decreased $2.1 million, or 2%, in 2000 as compared with 1999 net sales as a result of higher sales of trade show exhibits, which grew $8.9 million, or 19%, offset by lower sales of permanent and scenic displays, which decreased $11 million, or 23%. Higher trade show exhibit sales were due primarily to new clients and to higher sales of services provided at trade shows. Lower sales of permanent and scenic displays were principally attributable to a decrease in business from a customer that became insolvent and to lower sales for the Company's store fixtures business as major retail customers delayed new store openings and renovations.

Operating Profits

Operating profit decreased to $60,000 in 2000 from $3.1 million, in 1999. A provision for accounts receivable and inventory related to customer insolvency and disputes reduced third quarter 2000 operating profit by $2 million. Additionally, relocation of operations and losses incurred by the Company's permanent and scenic displays operations reduced fourth quarter 2000 operating profit by approximately $1 million. The Company's store fixtures business was relocated in March of 2000 and consolidated with its Philadelphia, PA, operations, and West Coast production operations were consolidated in the fourth quarter of 2000.

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

Other Income (Expense)

Interest expense increased to $1.4 million in 2000 from $1.1 million in 1999 due to higher borrowings on the Company's revolving credit facility. This increase was due in part to finance working capital requirements resulting from losses incurred in the permanent and scenic displays businesses and from slower billing and collections of accounts receivable. The Company deployed new computer systems during 1999 and 2000, which caused delays in customer billings and collections.

A write down of $465,000 was incurred in 1999 related to the Company's investment in Abex Europe, which went into receivership under UK law in October 1999.

Income Taxes

The benefit from income taxes was 19% of the pre-tax loss in 2000 as compared with a 47% provision in 1999 largely due to differences between book and tax treatment of goodwill amortization.

Net Income

A net loss of $1.1 million ($.15 per fully diluted share) was incurred in 2000 as compared with net income of $0.8 million ($.10 per fully diluted share) in 1999. The decrease in 2000 was attributable primarily to losses associated with the permanent and scenic displays businesses that required higher bad debt and inventory provisions and higher selling, administrative and general expenses.

Backlog

The Company's backlog of orders was approximately $18 million at December 31, 2000 as compared with $30.8 million at December 31, 1999. This decrease was due in large part to lower orders for permanent and scenic displays.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a Revolving Credit and Security Agreement (the "Facility") with its bank providing for borrowing capacity based on a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The borrowing capacity on the Facility was $8 million at December 31, 2001. The Facility, which expires on January 21, 2004, is collateralized by all the Company's assets and bears interest at rates based on the London Inter Bank Offering Rate (LIBOR), adjusted for applicable spreads ranging from 2.0 to 2.75%. The Company is subject to an annual commitment fee on the average unused portion of the Facility of 1/4%. The Facility includes certain financial covenants requiring a minimum net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. Borrowings under this Facility were $6.5 million at December 31, 2001.

The Company was not in compliance with the financial covenants of the Facility at December 31, 2000. To cure this non-compliance, the Facility was amended on February 16, 2001 and April 16, 2001 to remove certain non-recurring charges from EBITDA for the third and fourth quarters of 2000, to reduce the minimum net worth requirement from $29 million to $28 million, and to lower the Funded Debt to EBITDA ratio. The amendments also shortened the maturity date of the Facility to January 21, 2004, increased certain interest spreads above LIBOR and require the bank's consent for future Company acquisitions and further investments in affiliates. Costs of $60,000 incurred in connection with these amendments will be amortized over the remaining term of the Facility.

On December 17, 2001, the Company reduced the stated maximum borrowing capacity of the Facility to $15 million. On March 21, 2002 the Facility was amended to change the minimum net worth requirement to a minimum tangible net worth requirement of $7.8 million to address anticipated charges in connection with the adoption of SFAS No. 142 discussed below. The Company plans to change its credit facility in 2002 to an asset-based arrangement from the current EBITDA arrangement.

The Company has off-balance sheet lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                                  (in thousands)

                                      2002           2003           2004           2005           2006     After 2006
                                      ----           ----           ----           ----           ----     ----------
Lease commitments                   $1,934         $1,721         $1,704         $1,686           $987        $10,794

Debt maturities                        124            135          6,500             --             --             --

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, requires minimum annual rent of $771,000 at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses. This annual rent is comparable to the amount charged by the previous lessor.

In connection with the DMS Store Fixtures acquisition, employment agreements were made with two shareholders of the Company, which provided for guaranteed minimum payments of approximately $270,000 included in other accrued liabilities and $270,000 in other long-term liabilities at December 31, 2000. These agreements were mutually terminated in January 2001 eliminating the guaranteed minimum payments after February 2, 2001, which reduced administrative and general expenses by approximately $0.5 million in the first quarter of 2001.

On November 20, 2001, the Company issued 5,300,000 shares of its common stock and warrants expiring on November 19, 2011 to purchase 5,300,000 shares of its common stock for an aggregate of $2,650,000. This transaction was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001. Costs incurred in connection with this transaction were $378,000.

The Company's working capital decreased $7.3 million to $6.9 million at December 31, 2001 from $14.2 million at December 31, 2000 largely due to a reduction of $9.4 million in accounts receivable and $2.3 million in inventory, partially offset by a $5.7 million reduction in accounts payable and accrued expenses and other current liabilities. The accounts receivable reduction was attributable to lower sales volume and improved collection performance. The decreases in inventory and current liabilities were largely due to lower sales volume.

Cash of $9.3 million generated from operating activities and net proceeds of $2.3 million from the stock transaction in November 2001 was used primarily to reduce long-term debt by $9.4 million and for capital expenditures of $1.7 million.

OUTLOOK

The Company expects sales of trade show exhibits and sales of permanent and scenic displays to decrease in 2002. In view of current economic conditions, the Company's trade show exhibit client base of Fortune 1000 companies is expected to curtail their marketing budgets, which would adversely impact the Company's trade show exhibit sales and profit margins. Adversely affected internet and technology-driven businesses, particularly in the Western Region, have also led to a decline in trade show exhibit sales. In addition, the events of September 11, 2001 may continue to reduce business travel, trade show attendance and related spending. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of lower sales volume.

The Company anticipates a reduction of goodwill and a pre-tax charge of $12 to $16 million in connection with adopting a new accounting standard in the first quarter of 2002 discussed below.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141. "Business Combinations" (SFAS 141), which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS 38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company adopted SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 has not had a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company will adopt SFAS 142 effective January 1, 2002. This new accounting standard requires a two-step test for operating units having unamortized goodwill balances. The first step requires a comparison of the book value of the net assets to the fair value of the respective operating unit. If the fair value is determined to be less than the book value, a second step is required to determine the impairment. This second step includes evaluation of other intangible assets, and any shortfall of the adjusted book value below fair value determines the amount of the goodwill impairment. Goodwill amortization expense was $0.8 million in 2001 and in 2000. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 is expected to reduce goodwill and pre-tax income by $12 to $16 million in the first quarter of 2002, identified as a cumulative effect of an accounting change. This charge differs from the previous accounting standard method, which was based on undiscounted cash flows, because the new method is based on fair value measurement estimates as of January 1, 2002.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation in conformity with generally accepted accounting principles requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities. One such estimate is possible losses in connection with financing accounts receivable. Management estimates these possible losses based on a review of the financial condition and payment history of specific customers having significant accounts receivable balances, and establishes a general reserve for the remaining accounts receivable based on historical bad debt experience.

Revenues on trade show exhibit sales, themed interiors, custom store fixtures and point of purchase displays are recognized using the completed contract method. Revenues on permanent exhibit installations which are generally six months or longer in duration, are recognized on the percentage of completion method. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included in accrued expenses and other current liabilities.

Measurement of goodwill and other intangible asset impairment also involves assumptions and estimates by management. As discussed above, the adoption of SFAS 142 involves estimates of fair values for certain operating units.

Other significant accounting policies are also important to the understanding of the Company's financial statements. These policies are discussed in Note 1 to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; the impact from the events of September 11, 2001 on business travel, trade show attendance and related spending; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                            Exhibit Page
                                                                                                            ------------
(a)     The following documents are filed as part of this report:

        (1)   Financial Statements:

                   Report of Independent Accountants.                                                            46
                                                                                                            -------------

                   Consolidated Statements of Net Income for the years ended December 31, 2001,
                   2000 and 1999.                                                                                47
                                                                                                            -------------

                   Consolidated Balance Sheets, December 31, 2001 and 2000.                                      48
                                                                                                            -------------

                   Consolidated Statements of Changes in Stockholders Equity for the years ended
                   December 31, 2001, 2000 and 1999.                                                             49
                                                                                                            -------------

                   Consolidated Statements of Cash Flows for the years ended December 31, 2001,
                   2000 and 1999.                                                                                50
                                                                                                            -------------

                   Notes to Consolidated Financial Statements.                                                   51
                                                                                                            -------------

        (2)(a)     Acquisition Agreement for DMS Store Fixtures (Incorporated by reference to Company
                   Proxy Statement dated November 7, 1997, filed with the Commission)

        (2)(b)     Agreement and Plan of Merger of the Company (Incorporated by reference to the
                   Company's Proxy Statement dated September 27, 2001, filed with the Commission).

        (3)(i)     Articles of Incorporation of the Company (Incorporated by reference to the Company's
                   Proxy Statement dated September 27, 2001, filed with the Commission).

        3(ii)      By-laws of the Company (Incorporated by reference to the Company's September 27, 2001
                   Proxy Statement, filed with the Commission).

        9(a)       DMS Store Fixtures Shareholders Trust (Incorporated by reference to Company Proxy
                   Statement dated November 7, 1997, filed with the Commission).

        9(b)       DMS Store Fixtures Employee Shareholders Agreement (Incorporated by reference to
                   Company Proxy Statement dated November 7, 1997, filed with the Commission).

        10(a)      Amended and Restated Employment Agreement dated November 20, 2001 between the Company and Robert B. Ginsburg (Incorporated by reference to the Company's September 27, 2001
                   Proxy Statement, filed with the Commission).

        10(b)      Employment Agreement dated 11/20/01 between the Company and Jeffrey K. Harrow
                   (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).

        10(c)        Employment Agreement dated 11/20/01 between the Company and Scott Tarte
                     (Incorporated by reference to the Company's September 27, 2001 Proxy, filed with the Commission).

        10(d)        Subscription Agreement dated 8/23/01 among Scott Tarte, Jeffrey K. Harrow and the
                     Company (Incorporated by reference to the Company's September 27, 2001 Proxy
                     Statement, filed with the Commission).

        10(e)        Subscription Agreement dated 8/23/01 among Robert B. Ginsburg, Alan I. Goldberg and the Company (Incorporated by reference to the Company's September 27, 2001 Proxy
                     Statement, filed with the Commission).

        10(f)        Form of Warrants issued by the Company to Jeffrey K. Harrow, Scott Tarte, Robert B.
                     Ginsburg and Alan I. Goldberg on 11/20/01 (Incorporated by reference to the
                     Company's September 27, 2001 Proxy Statement, filed with the Commission).  Schedule
                     of grants attached.                                                                         18
                                                                                                            -------------

        10(g)        Stockholders' Agreement date 11/20/01 among Jeffrey K. Harrow, Scott Tarte, Robert
                     B. Ginsburg and the Company (Incorporated by reference to the Company's September
                     27, 2001 Proxy Statement, filed with the Commission).

        10(h)        Registration Rights Agreement dated 11/20/01 among Jeffrey K. Harrow, Scott Tarte,
                     Robert B. Ginsburg, Alan I. Goldberg and the Company (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).

        10(i)        Amended Agreement of Employment, dated December 11, 1992, between the Company and
                     Alan I. Goldberg (Incorporated by reference to Exhibit 10(b) to the Company's
                     Annual Report of Form 10-K for the year ended December 31, 1992 filed with the
                     Commission).

        10(j)        Letter Agreement dated January 2, 1998 to Amended Employment Agreement with Alan I.
                     Goldberg (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1998 filed with the
                     Commission).

        10(k)        Letter Agreement dated 11/20/01 to Amended Employment Agreement with Alan I.                19
                     Goldberg.
                                                                                                            -------------

        10(l)        Employment Agreement dated November 24, 1999 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(l) to the Company Annual Report of Form 10-K for the year ended December 31, 1999 filed with the Commission).

        10(m)        Option Agreement dated January 10, 2000 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 2000, filed with the Commission).

        10(n)        Option Cancellation Agreement dated 11/20/01 among Robert B. Ginsburg, Alan I.
                     Goldberg and the Company.                                                                   20
                                                                                                            -------------

        10(o)        Option Agreements with Outside Directors (Incorporated by reference to Company
                     Proxy Statement dated April 30, 1999, filed with the Commission).

        10(p)        Option Agreements dated August 7, 2000 with Outside Directors (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 2000, filed with the Commission).

        10(q)        Option Agreements dated March 1, 2002 with Outside Directors.                               22
                                                                                                            -------------

        10(r)        2000 Equity Incentive Plan.                                                                 25
                                                                                                            -------------

        10(s)        2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10(ee) to the
                     Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission).

        10(t)        Lease for Premises located at 2828 Charter Road, Philadelphia, PA dated May 14,
                     1999 (Incorporated by reference to Exhibit 10(f) to the Company Annual Report on
                     Form 10-K for the year ended December 31, 1999 filed with the Commission).

        10(u)        Amendment to Lease 2828 Charter Road, Philadelphia, PA dated February 25, 2000
                     (Incorporated by reference to Exhibit 10(g) to the Company Annual Report on Form
                     10-K for the year ended December 31, 1999 filed with the Commission).

        10(v)        Lease for Premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by
                     reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission).

        10(w)        Lease Agreement dated June 29, 1998 between Gillespie Field Partners, LLC and
                     Sparks Exhibits, Ltd. (Incorporated by reference to Exhibit 7(2) to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the
                     Commission).

        10(x)        Revolving Credit Facility, First Union National Bank (Incorporated by reference to
                     Exhibit 10(v) to the Company Annual Report on Form 10-K for the year ended December
                     31, 1999 filed with the Commission).

        10(y)        Amendment No. 1 to Amended and Restated Revolving Credit and Security Agreement
                     dated February 16, 2001 with First Union National Bank (Incorporated by reference to Exhibit 10(bb) to the Company Annual Report on Form 10-K for the year ended
                     December 31, 2000, filed with the Commission).

        10(z)        Amendment No. 2 to and Waiver of Amended and Restated Revolving Credit and Security
                     Agreement dated April 16, 2001 with First Union National Bank. (Incorporated by reference to Exhibit 10(dd) to the Company Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission).

        10(aa)       Amendment No. 3 to and Waiver of Amended and Restated Revolving Credit and Security
                     Agreement dated March 21, 2002 with First Union National Bank.                              40
                                                                                                            -------------

        21           Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission).

        23           Consent of PricewaterhouseCoopers LLP.                                                      45
                                                                                                            -------------

(b)  Reports on Form 8-K

     One report on Form 8-K was filed by the Company on November 30, 2001, during the last quarter of the period covered by this report on Form 10-K. Items reported were Item 5 - Other Events and Item 7 - Exhibits, and no financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            MARLTON TECHNOLOGIES, INC.

                                           By: /s/ Robert B. Ginsburg
                                               ----------------------
                                                        President

                                             By: /s/ Stephen P. Rolf
                                                 -------------------
                                              Chief Financial Officer
Dated: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                          Title                      Date

  /s/ Jeffrey K. Harrow               Chairman of the            March 26, 2002
  ---------------------             Board of Directors
   (Jeffrey K. Harrow)

   /s/ Scott J. Tarte              Vice Chairman of the          March 26, 2002
   ------------------               Board of Directors
    (Scott J. Tarte)


    /s/ A. J. Agarwal                    Director                March 26, 2002
    -----------------
     (A. J. Agarwal)

 /s/ Robert B. Ginsburg                  Director                March 26, 2002
 ----------------------
  (Robert B. Ginsburg)

  /s/ Alan I. Goldberg                   Director                March 26, 2002
  --------------------
   (Alan I. Goldberg)

   /s/ Jerome Goodman                    Director                March 26, 2002
   ------------------
     Jerome Goodman

    /s/ Richard Vague                    Director                March 26, 2002
    -----------------
     (Richard Vague