Form 10-Q
period 2002-03-31
MARLTON TECHNOLOGIES INC
filed 2002-05-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)


                          Pennsylvania                                            22-1825970
------------------------------------------------------------------ ------------------------------------------
 (State or other jurisdiction of incorporation or organization)           (IRS EmployerIdentification No.)

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
                Yes            X                 No
                     ----------------------          -------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court
                Yes                              No
                     ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date: 12,988,499
      ----------

            Transitional Small Business Disclosure Form (check one):

                Yes                              No          X
                     -----------------               ------------------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (In thousands except share and per share data)


                                                                       March 31,      December 31,
                                            ASSETS                      2002              2001
                                                                      ---------       ------------
Current:
   Cash and cash equivalents                                           $    189         $  1,233
   Accounts receivable, net of allowance
     of $553 and $502, respectively                                       8,482           10,646
   Inventories                                                            6,312            6,598
   Prepaids and other current assets                                      1,161            1,247
   Deferred income taxes                                                    779              779
                                                                       --------         --------
          Total current assets                                           16,923           20,503

Investment in affiliates                                                    259            1,415
Deferred income taxes                                                     3,796              487
Property and equipment, net of accumulated
     depreciation of $8,348 and $7,976, respectively                      4,594            4,847
Rental assets, net of accumulated depreciation
        of $2,890 and $2,765, respectively                                2,544            2,422
Goodwill, net of accumulated amortization of $4,183
       at December 31, 2001                                               2,714           18,599
Other assets, net of accumulated amortization
        of $1,202 and $1,063, respectively                                  253              392
Notes receivable                                                            797              777
                                                                       --------         --------
          Total assets                                                 $ 31,880         $ 49,442
                                                                       ========         ========

                  LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long-term debt                                   $     99         $    124
   Accounts payable                                                       5,724            3,879
   Accrued expenses and other current liabilities                         6,051            9,628
                                                                       --------         --------
          Total current liabilities                                      11,874           13,631
                                                                       --------         --------

Long-term liabilities:
   Long-term debt, net of current portion                                 4,498            6,635
   Deferred income taxes                                                     --               --
                                                                       --------         --------
          Total  long-term liabilities                                    4,498            6,635
                                                                       --------         --------

          Total liabilities                                              16,372           20,266
                                                                       --------         --------

Commitments and contingencies                                                --               --
Stockholders equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding                            --               --
   Common stock, no par value - shares authorized 50,000,000;
      12,993,499 issued at March 31, 2002 and December 31, 2001           1,299            1,299
   Stock warrants                                                           742              742
   Additional paid-in capital                                            31,652           31,652
   Accumulated deficit                                                  (18,073)          (4,405)
                                                                       --------         --------
                                                                         15,620           29,288
   Less cost of 5,000 treasury shares                                      (112)            (112)
                                                                       --------         --------
          Total stockholders equity                                      15,508           29,176
                                                                       --------         --------
          Total liabilities and stockholders equity                    $ 31,880         $ 49,442
                                                                       ========         ========

                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                                        For the three months ended

                                                                        March 31,         March 31,
                                                                          2002              2001
                                                                        ---------         ---------

Net sales                                                               $ 16,795         $ 20,877
Cost of sales                                                             12,631           15,728

                                                                        --------         --------
Gross profit                                                               4,164            5,149

     Selling expenses                                                      2,191            2,590
     Administrative and general expenses                                   1,752            1,532

                                                                        --------         --------
Operating profit                                                             221            1,027

Other income (expense):
     Interest and other income                                                28               37
     Interest expense                                                       (115)            (301)
     Loss from investments in affiliates                                  (1,156)            (123)

                                                                        --------         --------
Income before income taxes and accounting change                          (1,022)             640

Provision for income taxes                                                   261              256

                                                                        --------         --------
Net income (loss) before accounting change                                (1,283)             384

Cumulative effect of accounting change, net of tax                       (12,385)              --

                                                                        --------         --------
Net income (loss)                                                       $(13,668)        $    384
                                                                        ========         ========

Net income (loss) per common share:

Before accounting change:
   Basic                                                                $   (.10)        $    .05
                                                                        ========         ========
   Diluted                                                              $   (.09)        $    .05
                                                                        ========         ========

After accounting change:
   Basic                                                                $  (1.05)        $    .05
                                                                        ========         ========
   Diluted                                                              $  (1.00)        $    .05
                                                                        ========         ========


                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                               For the three months ended
                                                                March 31,         March 31,
                                                                 2002              2001
                                                               --------         ---------
Cash flows from operating activities:
   Net income (loss)                                           $(13,668)         $    384
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                636               794
       Termination of employment agreements                          --              (544)
       Loss from investments in affiliates                        1,156               100
       Cumulative effect of accounting change                    12,385                --
       Non-cash compensation and other operating items              191               150
     Change in operating assets and liabilities:
          Decrease in accounts receivable, net                    2,164               850
          Decrease in inventories                                   286                80
          Decrease in prepaid and other assets                       87               570
          (Decrease) in accounts payable, accrued
              expenses and other current liabilities             (1,732)           (1,856)
                                                               --------          --------
       Net cash provided by operating activities                  1,505               528
                                                               --------          --------

Cash flows from investing activities:
   Guaranteed payments to sellers                                    --               (18)
   Capital expenditures                                            (366)             (558)
                                                               --------          --------
      Net cash used in investing activities                        (366)             (576)
                                                               --------          --------


Cash flows from financing activities:
     Payments for revolving credit facility, net                 (2,100)               --
     Payments for promissory note                                   (83)               --
     Principal payments for notes payable, sellers                   --               (55)
                                                               --------          --------
     Net cash used in financing activities                       (2,183)              (55)
                                                               --------          --------

Decrease in cash and cash equivalents                            (1,044)             (103)

Cash and cash equivalents - beginning of period                   1,233               749
                                                               --------          --------

Cash and cash equivalents - end of period                      $    189          $    646
                                                               ========          ========



                 See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

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

2.       MAJOR CUSTOMERS:

During the first quarter of 2002, one customer accounted for 15% of the Company's total net sales. During the first quarter of 2001, no customer accounted for over 10% of the Company's total net sales.

3.       PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                                         Three months ended
                                                                 March 31, 2002        March 31, 2001
                                                                 --------------        --------------

Net income (loss) before accounting change                        $  (1,283)              $     384
                                                                  =========               =========
Net income (loss) after accounting change                         $ (13,668)              $     384
                                                                  =========               =========
Weighted average common
   shares outstanding used to compute
   basic net income per common share                                 12,988                   7,441

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                                     731                    --
                                                                  ---------               ---------

Total shares used to compute diluted
   net income per common share                                       13,719                   7,441
                                                                  =========               =========

Basic net income (loss) per share before accounting change        $    (.10)              $     .05
                                                                  =========               =========
Diluted net income (loss) per share after accounting change       $    (.09)              $     .05
                                                                  =========               =========

Basic net income (loss) after accounting change                   $   (1.05)              $     .05
                                                                  =========               =========
Diluted net income (loss) after accounting change                 $   (1.00)              $     .05
                                                                  =========               =========

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The increase in the weighted average number of common shares outstanding was principally attributable to an investment transaction on November 20, 2001 whereby the Company issued 5,300,000 shares of its common stock for an aggregate of $2,650,000.

Excluded in the computation of diluted income per common share were options and warrants to purchase 561,103 and 2,175,064 shares of common stock, which were outstanding at March 31, 2002 and 2001, respectively, because the option and warrant exercise prices were greater than the average market price of the common shares.

4.       INVENTORIES:

Inventories, as of the respective dates, consists of the following (in thousands):

                              March 31, 2002         December 31, 2001
                              --------------         -----------------

Raw materials                           $ 375                     $ 395
Work in process                         2,947                     3,636
Finished goods                          2,990                     2,567
                                      -------                    ------
                                      $ 6,312                    $6,598
                                      =======                    ======



5.       EMPLOYMENT AGREEMENTS:

Certain employment agreements were mutually terminated on January 23, 2001, which reduced administrative and general expenses by $544,000 in the first quarter of 2001.

6.       INVESTMENTS IN AFFILIATES

The Company recorded an impairment loss of $1.2 million for its investment in a portable trade show exhibit manufacturer in the first quarter of 2002. No income tax benefit was recorded in connection with this capital loss.

During the first quarter of 2002 the Company also recorded a valuation allowance of $191,000 against a deferred tax asset associated with a capital loss, which resulted from the write-off of an investment in an affiliate located in the United Kingdom. Management has concluded that the Company will most likely not be able to generate capital gains in the next two years that would be sufficient to realize the tax benefit from this capital loss.

7.       ACCOUNTING CHANGE (ADOPTION OF SFAS NO. 142)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which eliminates amortization of these assets and requires annual testing for impairment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are the DMS Store Fixtures business ("DMS") and the Sparks Exhibits & Environments businesses ("Sparks"). SFAS 142 requires a comparison of the reporting unit's fair value, which is determined based on discounted cash flows, to its carrying value to determine potential impairment. If the fair value is less than the carrying value, an impairment loss is recognized.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table provides a reconciliation of net income and net income per share adjusted for SFAS 142:

                                                                                March 31,          March 31,
                                                                                  2002               2001
                                                                                ---------          ---------
                                                                        (in thousands except per share amounts)
Net income (loss) before accounting change                                       $(1,283)               $384

Add back: goodwill amortization, net of tax                                            --                177
                                                                                ---------          ---------

Adjusted net income (loss) before accounting change                              $(1,283)               $561

Cumulative effect of accounting change, net of tax                               (12,385)                 --
                                                                                ---------          ---------

Adjusted net income (loss)                                                      $(13,668)               $561
                                                                                =========          =========

Net income per share:
Basic net income (loss) per share before accounting change                         $(.10)               $.05

Add back: goodwill amortization, net of tax                                            --                .03
                                                                                ---------          ---------

Adjusted basic net income (loss) per share before accounting change                $(.10)               $.08

Cumulative effect of accounting change, net of tax                                  (.95)                 --
                                                                                ---------          ---------

Adjusted basic net income (loss) per share                                        $(1.05)               $.08
                                                                                  =======               ====

Diluted net income (loss) per share before accounting change                       $(.09)               $.05

Add back: goodwill amortization, net of tax                                            --                .03
                                                                                ---------          ---------

Adjusted diluted net income (loss) per share before accounting change              $(.09)               $.08

Cumulative effect of accounting change, net of tax                                  (.91)                 --
                                                                                ---------          ---------

Adjusted diluted net income (loss) per share                                      $(1.00)               $.08
                                                                                =========          =========


Changes in the carrying amount of goodwill for the first quarter ended March 31, 2002 are as follows:

                                               DMS                 Sparks               Total
Balance at December 31, 2001               $ 15,885               $ 2,714            $ 18,599

Impairment write-down                       (15,885)                   --             (15,885)
                                           ---------             --------            --------

Balance at March 31, 2002                       --                $ 2,714             $ 2,714
                                           ---------              =======             =======

The tax effect of the accounting change is approximately $3.5 million after giving effect to the portion of the goodwill that was not deductible for tax reporting purposes. The Company has recognized non-current deferred tax assets of approximately $3.8 million that primarily reflect the tax effect of the impairment of the Company's goodwill. The amount of the deferred tax asset considered realizable could be reduced if the Company does not generate taxable income in the near term.


8.        RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or disposal of Long-lived Assets" (SFAS 144). SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No., 4, 44 and 64 Amendment of SFAS 13 and Technical Connections". SFAS 145 rescinds both SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and the amendment to SFAS 4, SFAS 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund requirements". Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2002 as compared with three months ended March 31, 2001

Sales

                                                 Three Months Ended
                                                   (in thousands)
                                         March 31, 2002         March 31, 2001      % Increase
                                         --------------         --------------      ----------

Trade show exhibits group                   $ 12,465               $ 16,608             (25.0)%
Permanent and scenic displays group            4,330                  4,269               1.4
                                            --------               -------            -------
Total sales                                 $ 16,795               $ 20,877             (19.6)%
                                            ========               ========           =======

Total net sales of $16.8 million for the first quarter of 2002 decreased 19.6% below the first quarter of 2001. This decrease was attributable to lower sales of trade show exhibits and related services, which decreased 25% below comparable sales for the first quarter of 2001. Lower sales of trade show exhibits was largely the result of reductions in many customers' trade show marketing budgets in response to a slower economy. The loss of a trade show exhibit client also accounted for a portion of the decrease. Sales of permanent and scenic displays for the first quarter of 2002 were essentially unchanged from 2001 as a net result of lower scenic display sales offset by higher store fixture and permanent museum display sales.

Operating Profit

Gross profit, as a percentage of net sales, of 24.8% for the first quarter of 2002 was essentially unchanged from the first quarter of 2001, despite the lower sales volume. Cost reduction initiatives, including production facility consolidation, mitigated the impact of lower sales volume.

Selling expenses for the first quarter of 2002 were $2.2 million, or 13% of net sales, as compared with $2.6 million, or 12.4% of net sales in the same prior year period. The higher percentage was primarily attributable to certain fixed selling expenses such as sales office facility expenses as compared with the lower sales volume in 2002.

Administrative and general expenses increased to $1.8 million in the first quarter of 2002 from $1.5 million in the comparable 2001 period. Certain employment agreements were mutually terminated in the first quarter of 2001 which reduced administrative and general expenses by $544,000 in the prior year first quarter.

Operating profit decreased to $0.2 million in the first quarter of 2001 from $1.0 million in the same prior year period, primarily as a result of lower sales volume.

Other Income/(Expense)

Interest expense was reduced to $115,000 in the first quarter of 2002 from $301,000 in the first quarter of 2001 due primarily to reduction in long-term debt and lower interest rates.

A loss of $123,000 from investment in affiliates was incurred in the first quarter of 2001, due in large part to losses recorded for the Company's investment in Sparks Europe.

A loss of $1.2 million from investments in affiliates was recorded in the first quarter of 2002 to write-down the Company's investment in a portable trade show exhibit manufacturer.

Net Income/(Loss) Before Accounting Change

A net loss of $1.3 million before accounting change was incurred in the first quarter of 2002 primarily due to the $1.2 million write down of investments in affiliates.

Provision for Income Taxes

The Company did not recognize an income tax benefit from the $1.2 million write down of investments in affiliates because this capital loss is not expected to be offset by capital gains within the required statutory period. The provision for income taxes of $261,000 recorded in the first quarter of 2002 included a valuation allowance of $191,000 related to a 1999 capital loss incurred in connection with the Company's investment in a United Kingdom affiliate. Excluding the impact of these capital loss transactions, the effective income tax rate was 40% of pre-tax profits for the first quarter of 2002 and 2001.

Cumulative Effect of Accounting Change

The Company recorded an impairment loss of $12.4 million (net of expected $3.5 million income tax benefit) in connection with adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) discussed below under the discussion of "Recently Issued Accounting Standards.

Backlog

The Company's backlog of orders was approximately $18 million at March 31, 2002 and at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $1.9 million to $5 million at March 31, 2002 from $6.9 million at December 31, 2001. Available cash and cash generated from operating activities was used to reduce long-term debt by $2.1 million to $4.5 million at March 31, 2002 from $6.6 million at December 31, 2001.

At March 31, 2002 the Company had a Revolving Credit and Security Agreement (the "Facility") with its bank providing for borrowing capacity based on a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The Facility, which expires on January 21, 2004, is collateralized by all the Company's assets and bears interest at rates based on the London Inter Bank Offering Rate (LIBOR), adjusted for applicable spreads ranging from 2.0 to 2.75%. The Company is subject to an annual commitment fee on the average unused portion of the Facility of 1/4%. The Facility includes certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. Borrowings under this Facility were $4.4 million at March 31, 2002.

The Company plans to amend the Facility from an EBITDA basis to an asset-based arrangement in the second quarter of 2002. The Company's borrowing capacity under the planned new arrangement would have been approximately $7.4 million at March 31, 2002.

The Company has off-balance sheet lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                            (in thousands)

                                 2002           2003           2004          2005           2006    After 2006
                                 ----           ----           ----          ----           ----    ----------
Lease commitments              $1,518         $1,728         $1,704        $1,686           $987       $10,794

Debt maturities                    62            135          4,400            --             --            --


The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, requires minimum annual rent of $771,000 at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses.

In connection with the DMS Store Fixtures acquisition, employment agreements were made with two shareholders of the Company, which provided for guaranteed minimum payments. These agreements were mutually terminated in January 2001 eliminating the guaranteed minimum payments after February 2, 2001, which reduced administrative and general expenses by $544,000 in the first quarter of 2001.

On November 20, 2001, the Company issued 5,300,000 shares of its common stock and warrants expiring on November 19, 2011 to purchase 5,300,000 shares of its common stock for an aggregate of $2,650,000. The Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001 approved this transaction. Costs incurred in connection with this transaction were $378,000.

OUTLOOK

The Company expects sales to decrease in 2002 from 2001 levels. In view of current economic conditions, the Company's trade show exhibit client base of Fortune 1000 companies is expected to curtail their marketing budgets, which would adversely impact the Company's trade show exhibit sales and profit margins. Adversely affected Internet and technology-driven businesses, particularly in the Western Region, have also led to a decline in trade show exhibit sales. In addition, the events of September 11, 2001 may continue to reduce business travel, trade show attendance and related spending. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of lower sales volume.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.
141. "Business Combinations" (SFAS 141), which supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS
38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company adopted SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 has not had a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supersedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company adopted SFAS 142 effective January 1, 2002. This new accounting standard requires a two-step test for operating units having unamortized goodwill balances. The first step requires a comparison of the book value of the net assets to the fair value of the respective operating unit. If the fair value is determined to be less than the book value, a second step is required to determine the impairment. This second step includes evaluation of other intangible assets, and any shortfall of the adjusted book value below fair value determines the amount of the goodwill impairment. Goodwill amortization expense was $177,000 (net of a tax benefit of $50,000) in the first quarter of 2001. The impact of adopting SFAS 142 reduced net income by $12.4 million ($15.9 million goodwill write down, net of $3.5 million for a deferred tax asset from the expected future income tax benefit) in the first quarter of 2002, identified as a cumulative effect of an accounting change. This charge, which reduced the carrying value of goodwill recognized in connection with the 1997 acquisition of DMS Store Fixtures, differs from the previous accounting standard method, which was based on undiscounted cash flows, because the new method is based on fair value measurement estimates as of January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or disposal of Long-lived Assets" (SFAS 144). SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No., 4, 44 and 64 Amendment of SFAS 13 and Technical Connections". SFAS 145 rescinds both SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and the amendment to SFAS 4, SFAS 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $4.4 million from its revolving credit facility at March 31, 2002.

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

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
------------------------------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
------------------------------------------
Stephen P. Rolf
Chief Financial Officer



Dated:  May 14, 2002