Form 10-Q
period 2002-06-30
MARLTON TECHNOLOGIES INC
filed 2002-08-13
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


        Pennsylvania                                            22-1825970
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

         2828 Charter Road                       Philadelphia                 PA                19154
----------------------------------------    ----------------------    -----------------    --------------
(Address of principal executive offices)             City                    State               Zip


              Issuer's telephone number                   (215) 676-6900
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
                   Yes    X                  No
                       --------                 ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                   Yes                       No
                       --------                 ---------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
12,988,499

            Transitional Small Business Disclosure Form (check one):

                   Yes                      No      X
                       --------                 ---------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)


                                                                             June 30,         December 31,
                             ASSETS                                            2002               2001
                                                                           -------------      --------------
Current:
   Cash and cash equivalents                                                  $     130          $    1,233
   Accounts receivable, net of allowance
     of $357 and $836, respectively                                              12,633              10,646
   Inventory                                                                      6,261               6,598
   Prepaids and other current assets                                              1,369               1,247
   Deferred income taxes                                                            779                 779
                                                                              ---------          ----------
          Total current assets                                                   21,172              20,503

Investment in affiliates                                                            259               1,415
Deferred income taxes                                                             3,796                 487
Property and equipment, net of accumulated
     depreciation of $8,719 and $7,976, respectively                              4,342               4,847
Rental assets, net of accumulated depreciation
     of $3,011 and $2,765, respectively                                           2,496               2,422
Goodwill, net of accumulated amortization of $4,183
    at December 31, 2001                                                          2,714              18,599
Other assets, net of accumulated amortization
     of $1,248 and $1,063, respectively                                             257                 392
Notes receivable                                                                    561                 777
                                                                              ---------          ----------
          Total assets                                                        $  35,597          $   49,442
                                                                              =========          ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                          $      77          $      124
   Accounts payable                                                               5,976               3,879
   Accrued expenses and other                                                     9,187               9,628
                                                                              ---------          ----------
          Total current liabilities                                              15,240              13,631
                                                                              ---------          ----------

Long-term debt, net of current portion                                            4,804               6,635
Other long-term liabilities                                                          --                  --
Deferred income taxes                                                                --                  --
                                                                              ---------          ----------
           Total liabilities                                                     20,044              20,266

Commitments and contingencies                                                        --                  --

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding                                    --                  --
   Common stock, no par value - shares authorized 50,000,000;
     12,993,499 issued at March 31, 2002 and December 31, 2001                    1,299               1,299
Stock warrants                                                                      742                 742
   Additional paid-in capital                                                    31,652              31,652
   Accumulated deficit                                                          (18,028)             (4,405)
                                                                              ---------          ----------
                                                                                 15,665              29,288
   Less cost of 5,000 treasury shares                                              (112)               (112)
                                                                              ---------          ----------
          Total stockholders' equity                                             15,553              29,176
                                                                              ---------          ----------
          Total liabilities and stockholders' equity                          $  35,597          $   49,442
                                                                              =========          ==========

            The accompanying notes and the notes in the financial statements included in the Registrant's
                  Annual Report on Form 10-K are an integral part of these financial statements.


                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)


                                                                          For the three months ended     For the six months ended
                                                                         ----------------------------   ----------------------------
                                                                         June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                                                         -------------  -------------   -------------  -------------

Sales                                                                      $ 21,419        $ 22,150       $ 38,214       $ 43,027
Cost of sales                                                                17,090          16,978         29,722         32,706
                                                                           --------        --------       --------       --------
     Gross profit                                                             4,329           5,172          8,492         10,321

     Selling                                                                  2,187           2,694          4,378          5,284
     Administrative and general                                               1,969           2,046          3,721          3,578
                                                                           --------        --------       --------       --------
      Operating profit                                                          173             432            393          1,459

Other income (expense):
     Interest income and other income                                            64              34             93             71
     Interest expense                                                          (162)           (336)          (277)          (637)
     Loss from investments in affiliates                                         --              43         (1,156)           (80)
                                                                           --------        --------       --------       --------
Income (loss) before income taxes and change in accounting principle             75             173           (947)           813

Provision for income taxes                                                       30              69            291            325
                                                                           --------        --------       --------       --------
Net income (loss) before change in accounting principle                          45             104         (1,238)           488

Cumulative effect of change in accounting principle, net of tax benefit          --              --        (12,385)            --
                                                                           --------        --------       --------       --------
Net income (loss)                                                          $     45        $    104       $(13,623)      $    488
                                                                           ========        ========       ========       ========

Income (loss) per common share before change in accounting principle:
     Basic                                                                       --        $   0.01          (0.10)      $   0.07
                                                                           ========        ========       ========       ========
     Diluted                                                                     --        $   0.01          (0.10)      $   0.07
                                                                           ========        ========       ========       ========

Income (loss) per common share after change in accounting principle:
     Basic                                                                       --        $   0.01          (1.05)      $   0.07
                                                                           ========        ========       ========       ========
     Diluted                                                                     --        $   0.01          (1.05)      $   0.07
                                                                           ========        ========       ========       ========


        The accompanying notes and the notes in the financial statements included in the Registrant's
                Annual report on Form 10-K are an integral part of these financial statements.


                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        For the six months ended June 30,
                                                                        ----------------------------------
                                                                           2002                   2001
                                                                        -----------           ------------
Cash flows from operating activities:
   Net income                                                            $(13,623)               $    488
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                        1,174                   1,529
       Loss from investment in affiliates                                   1,156                      80
       Cumulative effect of change in accounting principle                 12,385                      --
       Non-cash compensation and other operating items                        191                     (68)
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net                  (1,987)                  2,743
          Decrease in inventory                                               337                   1,504
          (Increase) decrease in prepaid and other assets                    (122)                    857
          Decrease in notes receivable                                        216                      --
          Increase (decrease) in accounts payable, accrued
              expenses and other                                            1,656                  (4,575)
                                                                        ---------                --------
       Net cash provided by (used in) operating activities                  1,383                   2,558
                                                                        ---------                --------

Cash flows from investing activities:
   Guaranteed payments to sellers                                              --                     (18)
   Capital expenditures                                                      (558)                   (960)
                                                                        ---------                --------
      Net cash used in investing activities                                  (558)                   (978)
                                                                        ---------                --------

Cash flows from financing activities:
     Principal payments on revolving credit facility                       (1,800)                 (1,055)
     Payments for loan origination fees                                       (50)                    (60)
     Payments for promissory note                                             (78)                     --
                                                                        ---------                --------
     Net cash (used in) provided by financing activities                   (1,928)                    (60)
                                                                        ---------                --------

Increase/(decrease) in cash and cash equivalents                           (1,103)                  1,520

Cash and cash equivalents - beginning of period                             1,233                     749
                                                                        ---------                --------

Cash and cash equivalents - end of period                               $     130                $  2,269
                                                                        =========                ========


              The accompanying notes and the notes in the financial statements included in the Registrant's
                   Annual Report on Form 10-K are an integral part of these financial statements.


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

2.   EXCLUSIVE SUBCONTRACTOR ARRANGEMENT:

The Company's San Diego trade show exhibit subsidiary, Sparks Exhibits and Environments, Ltd., entered into an interim operating agreement on July 15, 2002 to manufacture and service trade show exhibit projects as the exclusive subcontractor for Exhibitron, Inc., a San Diego area trade show exhibit company currently in Chapter 11 proceedings. Exhibitron specializes in the design and sale of trade show exhibits in a wide range of industries including electronic games, communications and entertainment, and had sales of approximately $6,000,000 in 2001. Under this interim operating agreement, Sparks will fulfill Exhibitron's production needs, and Exhibitron will continue as a sales and design entity. Sparks also has had discussions regarding the acquisition of Exhibitron's assets as part of Exhibitron's plan of reorganization, but any acquisition would be subject to future mutual agreement and approval through the Exhibitron bankruptcy proceedings.

3.   MAJOR CUSTOMERS:

During the second quarter and first six months of 2002, one customer accounted for 27% and 22%, respectively, of the Company's total net sales. During the second quarter and first six months of 2001, no customer accounted for over 10% of the Company's total net sales.

4.   PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):


                                                          Three months ended           Six months ended
                                                        -----------------------     -----------------------
                                                         June 30,      June 30,      June 30,      June 30,
                                                        ---------     ---------     ---------     ---------
                                                           2002          2001          2002          2001
                                                           ----          ----          ----          ----
Net income (loss) before change in accounting
  principle                                              $    45       $   104     $ (1,238)        $  488
                                                         =======       =======     ========         ======

Net income (loss) after change in accounting
  principle                                              $    45       $   104     $(13,623)        $  488
                                                         =======       =======     ========         ======
Weighted average common
   shares outstanding used to compute
   basic net income per common share                      12,988         7,499       12,988          7,470

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                           44           --            --             --
                                                         -------       -------     --------         ------

Total shares used to compute diluted
   net income per common share                            13,032         7,499       12,988          7,470
                                                         =======       =======     ========         ======

Before change in accounting principle:
Basic net income (loss) per share                           $.00          $.01       $ (.10)          $.07
                                                            ====          ====       ======           ====
Diluted net income (loss) per share                         $.00          $.01       $ (.10)          $.07
                                                            ====          ====       ======           ====
After change in accounting principle:
Basic net income (loss) per share                           $.00          $.01       $(1.05)          $.07
                                                            ====          ====       ======           ====
Diluted net income (loss) per share                         $.00          $.01       $(1.05)          $.07
                                                            ====          ====       ======           ====


The increase in the weighted average number of common shares outstanding was principally attributable to an investment transaction on November 20, 2001 whereby the Company issued 5,300,000 shares of its common stock for an aggregate of $2,650,000.

Excluded in the computation of diluted income per common share were options and warrants to purchase 534,000 and 2,113,000 shares of common stock, which were outstanding at June 30, 2002 and 2001, respectively, because the option and warrant exercise prices were greater than the average market price of the common shares.

5.   INVENTORIES:

Inventories, as of the respective dates, consists of the following (in thousands):

                          June 30, 2002               December 31, 2001
                          -------------               -----------------

Raw materials                $  408                         $  395
Work in process               3,671                          3,636
Finished goods                2,182                          2,567
                             ------                         ------
                             $6,261                         $6,598
                             ======                         ======

6.   EMPLOYMENT AGREEMENTS:

Certain employment agreements were mutually terminated on January 23, 2001, which reduced administrative and general expenses by $544,000 in the first quarter of 2001.

7.   INVESTMENTS IN AFFILIATES:

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

8.   ACCOUNTING CHANGE (ADOPTION OF SFAS NO. 142)

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

The following table reconciles net income and net income per share for the first six months of 2002 and 2001 adjusted for SFAS 142:

                                                                                   June 30,         June 30,
                                                                                   --------         --------
                                                                                     2002             2001
                                                                                   --------         --------
                                                                        (In thousands except per share amounts)

Net income (loss) before change in accounting principle                           $ (1,238)          $   488

Add back: goodwill amortization, net of tax of $100                                     --               354
                                                                                  --------           -------

Adjusted net income (loss) before change in accounting principle                  $ (1,238)          $   842

Cumulative effect of change in accounting principle, net of tax of $3,500          (12,385)               --
                                                                                  --------           -------

Adjusted net income (loss)                                                        $(13,623)          $   842
                                                                                  ========           =======
Net income per share:
Basic net income (loss) per share before change in accounting principle              $(.10)             $.07

Add back: goodwill amortization, net of tax                                             --               .04
                                                                                     -----           -------
Adjusted basic net income (loss) per share before accounting change                  $(.10)             $.11

Cumulative effect of change in accounting principle, net of tax                       (.95)               --
                                                                                     -----              ----

Adjusted basic net income (loss) per share                                          $(1.05)             $.11
                                                                                    =======             ====

Diluted net income (loss) per share before change in accounting principle            $(.10)             $.07

Add back: goodwill amortization, net of tax                                             --               .04
                                                                                     -----              ----

Adjusted diluted net income (loss) per share before accounting change                $(.10)             $.11

Cumulative effect of accounting change, net of tax                                    (.95)               --
                                                                                     -----              ----

Adjusted diluted net income (loss) per share                                        $(1.05)             $.08
                                                                                    ======              ====

Changes in the carrying amount of goodwill for the recognized in 2002 are as follows:


                                                                DMS                 Sparks               Total
                                                               -----                ------               -----
Balance at December 31, 2001                                $ 15,885                $ 2,714            $ 18,599
Impairment write-down in the first quarter 2002              (15,885)                    --             (15,885)
                                                            --------                -------            --------

Balance at June 30, 2002                                          --                $ 2,714             $ 2,714
                                                            --------                =======             =======


The tax effect of the accounting change is approximately $3.5 million after giving effect to the portion of the goodwill that was not deductible for tax reporting purposes. The Company has recognized non-current deferred tax assets of approximately $3.8 million that primarily reflect the tax effect of the impairment of the Company's goodwill. The amount of the deferred tax asset considered realizable could be reduced if the Company does not generate taxable income in the future.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No., 4, 44 and 64 Amendment of SFAS 13 and Technical Connections" (SFAS 145). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and the amendment to SFAS 4, SFAS 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2002 and 2001.

Sales


                                                              Three Months Ended
                                                                (In thousands)
                                                       ------------------------------------
                                                       June 30, 2002          June 30, 2001      % Increase
                                                       -------------          -------------      ----------
Trade show exhibits group                                  $12,873               $ 15,190           (15.3)%
Permanent and scenic displays group                          8,546                  6,960            22.8
                                                           -------               --------            ----
Total sales                                                $21,419               $ 22,150            (3.3)%
                                                           =======               ========            ====

                                                                Six Months Ended
                                                                 (In thousands)
                                                       ------------------------------------
                                                       June 30, 2002          June 30, 2001      % Increase
                                                       -------------          -------------      ----------
Trade show exhibits group                                  $25,338               $ 31,798           (20.3)%
Permanent and scenic displays group                         12,876                 11,229            14.7
                                                           -------               --------            ----
Total sales                                                $38,214               $ 43,027           (11.2)%
                                                           =======               ========            ====



Total net sales of $21.4 million for the second quarter of 2002 decreased 3.3% below the second quarter of 2001, and total net sales $38.2 million for the first six months of 2002 decreased 11.2% from the same prior year period. These decreases were attributable to lower sales of trade show exhibits and related services, which decreased 15.3% below comparable sales for the second quarter of 2001 and 20.3% from the prior year first six month results. Lower sales of trade show exhibits were largely the result of reductions in many customers' trade show marketing budgets in response to a slower economy. The loss of a trade show exhibit client also accounted for approximately one third of the decrease. Sales of permanent and scenic displays for the second quarter and six-month periods of 2002 increased 22.8% and 14.7%, respectively, over the comparable periods of 2001. These sales increases were principally attributable to higher sales of store fixtures.

Operating Profit

Gross profit, as a percentage of net sales, decreased to 20.2% in the second quarter and to 22.2% for the first six months of 2002 from 23.3% and 24% in the respective prior year periods. These decreases were due in large part to higher sales of store fixtures, which yield lower gross profit percentages than the Company's other products and services. Cost reduction initiatives, including production facility consolidation, mitigated the impact of lower sales volume for the Company's trade show exhibits.

Selling expenses were reduced to 10.2% of net sales in the second quarter and to 11.5% for the first six months of 2002 from 12.1% and 12.2% in the same periods of 2001. These reductions were principally attributable to higher store fixture sales, which are subject to lower selling expenses, as a percentage of net sales, than the Company's trade show exhibits. The Company also reduced its discretionary marketing expenses in 2002.

Administrative and general expenses of $2 million were essentially unchanged in the second quarter of 2002 as compared with the second quarter of 2001 and increased to $3.7 million in the first half of 2002 from $3.6 million for the same prior year period. A write down of $200,000 for a note receivable was recorded in the second quarter of 2002. Excluding this write down, the second quarter decrease in administrative and general expenses was principally attributable to staff reductions. Certain employment agreements were mutually terminated in the first quarter of 2001, which reduced administrative and general expenses, by $544,000 in the prior year first quarter. This prior year expense decrease was matched with staff and cost reductions in 2002, which led to relatively flat overall administrative and general expenses. Management is taking further cost reduction actions in the third quarter of 2002, including shortened workweek time schedules, to mitigate the impact of lower sales volume.

Operating profit decreased to $0.2 million in the second quarter of 2002 from $0.4 million in the second quarter of 2001 and to $0.4 million for the first six months of 2002 from $1.5 million in the same prior year period. The second quarter decrease was primarily due to a lower gross profit percentage in 2002 resulting from the higher sales mix of store fixtures, and the decrease for the six month period was largely due to lower sales in the first quarter of 2002 as compared with 2001.

Other Income/(Expense)

Interest expense was reduced to $162,000 and to $277,000 in the second quarter and first six months of 2002, respectively, from $336,000 and $637,000 in the comparable 2001 periods. These reductions were principally attributable to significantly lower borrowings under the Company's revolving credit facility and to lower interest rates.

A loss of $1.2 million from investments in affiliates was recorded in the first quarter of 2002 to write-down the Company's investment in a portable trade show exhibit manufacturer.

Net Income/(Loss) Before Change in Accounting Principle

Net income of $45,000 before change in accounting principle for the second quarter of 2002 decreased $59,000 from the same prior year period. Lower operating profit was largely offset by lower interest expense in the second quarter of 2002 as compared with 2001 results. For the first six months of 2002, a net loss before change in accounting principle of $1.2 million was incurred in 2002 as compared with net income of $0.5 million reported for the same prior year period. This decrease was largely the result of the $1.2 million loss from investment in affiliates recognized in the first quarter of 2002 and lower sales in the first quarter of 2002.

Provision for Income Taxes

The Company's effective income tax rate was approximately 40% for the second quarter of 2002 and 2001. The Company did not recognize an income tax benefit from the $1.2 million write down of investments in affiliates recorded in the first quarter of 2002 because this capital loss is not expected to be offset by capital gains within the required statutory period. The provision for income taxes recorded in the first quarter of 2002 also included a valuation allowance of $191,000 related to a 1999 capital loss incurred in connection with the Company's investment in a United Kingdom affiliate. Excluding the impact of these capital loss transactions, the effective income tax rate was 40% of pre-tax profits for the first six months of 2002 and 2001.

Cumulative Effect of Change in Accounting Principle

The Company recorded an impairment loss of $12.4 million (net of expected $3.5 million income tax benefit) in connection with adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) discussed below under the discussion of "Recently Issued Accounting Standards.

Backlog

The Company's backlog of orders was approximately $17 million at June 30, 2002 and $16 million at June 30, 2001.

Exclusive Subcontractor Arrangement

The Company's San Diego trade show exhibit subsidiary, Sparks Exhibits and Environments, Ltd., entered into an interim operating agreement on July 15, 2002 to manufacture and service trade show exhibit projects as the exclusive subcontractor for Exhibitron, Inc., a San Diego area trade show exhibit company currently in Chapter 11 proceedings. Exhibitron specializes in the design and sale of trade show exhibits in a wide range of industries including electronic games, communications and entertainment, and had sales of approximately $6,000,000 in 2001. Under this interim operating agreement, Sparks will fulfill Exhibitron's production needs, and Exhibitron will continue as a sales and design entity. Sparks also has had discussions regarding the acquisition of Exhibitron's assets as part of Exhibitron's plan of reorganization, but any acquisition would be subject to future mutual agreement and approval through the Exhibitron bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $1 million to $5.9 million at June 30, 2002 from $6.9 million at December 31, 2001. Available cash and cash generated from operating activities was used to reduce long-term debt by $1.8 million to $4.8 million at June 30, 2002 from $6.6 million at December 31, 2001. Accounts receivable increased $2 million in the first half of 2002 to $12.6 million at June 30, 2002 from $10.6 million at December 31, 2001. This increase was principally attributable to higher sales at the end of the second quarter of 2002 as compared with sales at the end of the fourth quarter of 2001. The events of September 11 resulted in cancelled trade shows and conventions, which inhibited sales of trade show exhibits and related services in the fourth quarter of 2001 and into 2002. Accounts payable increased $2.1 million to $6 million at June 30, 2002 from $3.9 million at December 31, 2001 due, in large part, to timing of jobs in progress at the end of the second quarter of 2002 as compared with those at the end of the fourth quarter of 2001.

On May 16, 2002, the Company amended its Revolving Credit and Security Agreement (the "Facility") with its bank to change from an EBITDA basis to an asset-based arrangement. The new arrangement provides for borrowings of up to $12 million based on a percentage of qualified accounts receivable and a percentage of up to $6.7 million of inventories. The Facility, which expires on January 1, 2004, is collateralized by all the Company's assets and bears interest at rates based primarily on the London Inter Bank Offering Rate (LIBOR), plus 3.25%. The Facility includes certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. Borrowings under this Facility were $4.7 million at June 30, 2002. The Company's borrowing capacity under the new arrangement was $10.2 million at June 30, 2002.

The Company has off-balance sheet lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                                (In thousands)

                                 2002           2003           2004          2005           2006      After 2006
                                 ----           ----           ----          ----           ----      ----------
Lease commitments              $1,010         $1,728         $1,704        $1,686           $987        $10,794

Debt maturities                    62            135          4,700            --             --             --


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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supersedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company adopted SFAS 142 effective January 1, 2002. This new accounting standard requires a two-step test for operating units having unamortized goodwill balances. The first step requires a comparison of the book value of the net assets to the fair value of the respective operating unit. If the fair value is determined to be less than the book value, a second step is required to determine the impairment. This second step includes evaluation of other intangible assets, and any shortfall of the adjusted book value below fair value determines the amount of the goodwill impairment. Goodwill amortization expense was $354,000 (net of a tax benefit of $100,000) in the first six months of 2001. The impact of adopting SFAS 142 reduced net income by $12.4 million ($15.9 million goodwill write down, net of $3.5 million for a deferred tax asset from the expected future income tax benefit) in the first quarter of 2002, identified as a cumulative effect of a change in accounting principle. This charge, which reduced the carrying value of goodwill recognized in connection with the 1997 acquisition of DMS Store Fixtures, differs from the previous accounting standard method, which was based on undiscounted cash flows, because the new method is based on fair value measurement estimates as of January 1, 2002.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No., 4, 44 and 64 Amendment of SFAS 13 and Technical Connections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and the amendment to SFAS 4, SFAS 64 "Extinguishments of Debt Made to Satisfy

Sinking-Fund Requirements". Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets, execute and manage acquisitions and expand existing business; the actions and approvals of third parties; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; the impact from the events of September 11, 2001 on business travel, trade show attendance and related spending; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $4.7 million from its revolving credit facility at June 30, 2002.

Fluctuations in foreign currency exchange rates do not significantly affect the Company's financial position and results of operations.

ENVIRONMENTAL

The Company believes it is in compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to protection of the environment. Federal or state authorities have not identified the Company as a potentially responsible party for environmental clean-ups at any of its sites.

LITIGATION

The Company from time to time is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. The resolution of pending legal matters should not have a material effect on the financial position of the Company.

PART II - OTHER INFORMATION
---------------------------
Responses to Items 1, 2, 3, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 12, 2002. At the Annual Meeting, Jeffrey K. Harow, Scott J. Tarte, AJ Ararwal, Robert B. Ginsburg, Alan I. Goldberg, Jerome Goodman and Richard Vague were elected as directors of the Company. The matters voted on at the Annual Meeting and the results of voting are as follows:


                                                                                For       Withheld Authority
 Election of Directors                                                          ---       ------------------
                                             Jeffrey K. Harrow            9,471,791                   82,057
                                                Scott J. Tarte            9,471,791                   82,057
                                                    AJ Agarwal            9,471,791                   82,057
                                            Robert B. Ginsburg            9,459,258                   94,590
                                              Alan I. Goldberg            9,459,291                   94,557
                                                Jerome Goodman            9,459,291                   94,557
                                                 Richard Vague            9,471,791                   82,057

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

                                                                                                         Page
            10(bb)        Second Amended and Restated Revolving Credit and Security Agreement
                            dated May 16, 2002 with Wachovia Bank                                         17
                                                                                                         ---

            10(cc)        Option Agreement dated June 3, 2002 with Robert B. Ginsburg                    100
                                                                                                         ---

            10(dd)        Option Agreement dated June 3, 2002 with Alan I. Goldberg                      101
                                                                                                         ---


         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter for which this report is filed.


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

MARLTON TECHNOLOGIES, INC.

/s/ Robert B. Ginsburg
----------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-------------------
Stephen P. Rolf
Chief Financial Officer


Dated:  August 13, 2002


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Marlton Technologies, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert B. Ginsburg Chief Executive Officer of the Company and Stephen P. Rolf, Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Robert B. Ginsburg                                 /s/ Stephen P. Rolf
-----------------------                                -------------------
Robert B. Ginsburg                                     Stephen P. Rolf
Chief Executive Officer                                Chief Financial Officer


August 13, 2002                                        August 13, 2002