Form 10-Q
period 2002-09-30
MARLTON TECHNOLOGIES INC
filed 2002-11-12
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                -------------------------------------------------
               (Exact name of issuer as specified in its charter)


          Pennsylvania                                22-1825970
--------------------------------------------------------------------------------
  (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                 Identification No.)

  2828 Charter Road            Philadelphia           PA             19154
--------------------------------------------------------------------------------
(Address of principal             City               State            Zip
  executive offices)

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

                Yes        X                 No
                     ----------------          ---------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court

                Yes                         No
                     ---------------          ---------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
12,988,499

            Transitional Small Business Disclosure Form (check one):

                Yes                         No      X
                     --------------           ---------------

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)


                                                                              September 30,        December 31,
                                            ASSETS                                2002                2001
                                                                             ---------------      --------------
Current:
   Cash and cash equivalents                                                    $     720           $   1,233
   Accounts receivable, net of allowance
     of $312 and $836, respectively                                                10,440              10,646
   Inventory                                                                        5,127               6,598
   Prepaids and other current assets                                                1,379               1,247
   Deferred income taxes                                                              779                 779
                                                                                ---------           ---------
          Total current assets                                                     18,445              20,503

Investment in affiliates                                                              259               1,415
Deferred income taxes                                                               3,796                 487
Property and equipment, net of accumulated
   depreciation of $9,095 and $7,976, respectively                                  4,190               4,847
Rental assets, net of accumulated depreciation
   of $3,030 and $2,765, respectively                                               2,680               2,422
Goodwill, net of accumulated amortization of $4,183
   at December 31, 2001                                                             2,714              18,599
Other assets, net of accumulated amortization
   of $1,293 and $1,063, respectively                                                 216                 392
Notes receivable                                                                      394                 777
                                                                                ---------           ---------
          Total assets                                                          $  32,694           $  49,442
                                                                                =========           =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                $ 150               $ 124
   Accounts payable                                                                 4,673               3,879
   Accrued expenses and other                                                       8,283               9,628
                                                                                ---------           ---------
          Total current liabilities                                                13,106              13,631
                                                                                ---------           ---------

Long-term debt, net of current portion                                              4,500               6,635
                                                                                ---------           ---------
          Total liabilities                                                        17,606              20,266

Commitments and contingencies                                                          --                  --

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding                                      --                  --
   Common stock, no par value - shares authorized 50,000,000;
      12,993,499 issued at September 30, 2002 and December 31, 2001                 1,299               1,299
   Stock warrants                                                                     742                 742
   Additional paid-in capital                                                      31,652              31,652
   Accumulated deficit                                                            (18,493)             (4,405)
                                                                                ---------           ---------
                                                                                   15,200              29,288
   Less cost of 5,000 treasury shares                                                (112)               (112)
                                                                                ---------           ---------
          Total stockholders' equity                                               15,088              29,176
                                                                                ---------           ---------
          Total liabilities and stockholders' equity                            $  32,694           $  49,442
                                                                                =========           =========

  The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an
                  integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                                           For the three months ended    For the nine months ended

                                                                          September 30,  September 30,  September 30,  September 30,
                                                                              2002           2001            2002          2001
                                                                          -------------  -------------  -------------  -------------
Sales                                                                       $ 15,204        $ 17,072        $ 53,419       $ 60,099
Cost of sales                                                                 12,576          13,121          42,299         45,827
                                                                            --------        --------        --------       --------
     Gross profit                                                              2,628           3,951          11,120         14,272

     Selling                                                                   1,814           2,087           6,192          7,371
     Administrative and general                                                1,395           1,843           5,115          5,421
                                                                            --------        --------        --------       --------
      Operating profit (loss)                                                   (581)             21            (187)         1,480

Other income (expense):
     Interest income and other income                                              1              23              38             94
     Interest expense                                                           (124)           (268)           (346)          (905)
     Loss from investments in affiliates                                          --            (203)         (1,156)          (283)
                                                                            --------        --------        --------       --------
Income (loss) before income taxes and change in accounting principle            (704)           (427)         (1,651)           386

Provision for (benefit from) income taxes                                       (239)           (171)             52            154
                                                                            --------        --------        --------       --------

Net income (loss) before change in accounting principle                         (465)           (256)         (1,703)           232

Cumulative effect of change in accounting principle, net of tax benefit           --              --         (12,385)            --
                                                                            --------        --------        --------       --------
Net income (loss)                                                           $   (465)       $   (256)       $(14,088)      $    232
                                                                            ========        ========        ========       ========

Income (loss) per common share before change in accounting principle:
     Basic                                                                 ($   0.04)      ($   0.03)       ($  0.13)      $   0.03
                                                                            ========        ========        ========       ========
     Diluted                                                               ($   0.04)      ($   0.03)       ($  0.13)      $   0.03
                                                                            ========        ========        ========       ========

Income (loss) per common share after change in accounting principle:
     Basic                                                                 ($   0.04)      ($   0.03)       ($  1.08)      $   0.03
                                                                            ========        ========        ========       ========
     Diluted                                                               ($   0.04)      ($   0.03)       ($  1.08)      $   0.03
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

                      MARLTON TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In thousands)

                                                                     For the nine months ended

                                                                  September 30,       September 30,
                                                                      2002                2001
                                                                 ---------------     ---------------
Cash flows from operating activities:
   Net income (loss)                                                 $(14,088)         $    232
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    1,614             2,261
       Loss from investment in affiliates                               1,156               283
       Cumulative effect of change in accounting principle             12,385                --
       Non-cash compensation and other operating items                    191               (51)
     Change in assets and liabilities:
          Decrease in accounts receivable, net                            206             5,474
          Decrease in inventory                                         1,471               553
          (Increase) decrease in prepaid and other assets                (132)            1,036
          Decrease in notes receivable                                    383                --
          Decrease in accounts payable, accrued expenses and other       (551)           (6,307)
                                                                     --------          --------
       Net cash provided by operating activities                        2,635             3,481
                                                                     --------          --------

Cash flows from investing activities:
   Guaranteed payments to sellers                                          --               (18)
   Capital expenditures                                                  (985)           (1,016)
                                                                     --------          --------
      Net cash used for investing activities                             (985)           (1,034)
                                                                     --------          --------


Cash flows from financing activities:
     Principal payments on revolving credit facility                   (2,000)           (3,000)
     Payments for loan origination fees                                   (50)              (60)
     Payments for promissory and seller notes                            (113)              (55)
                                                                     --------          --------
     Net cash used for financing activities                            (2,163)           (3,115)
                                                                     --------          --------

Increase / (decrease) in cash and cash equivalents                       (513)             (668)

Cash and cash equivalents - beginning of period                         1,233               749
                                                                     --------          --------

Cash and cash equivalents - end of period                            $    720          $     81
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

2.   EXCLUSIVE SUBCONTRACTOR ARRANGEMENT:

The Company's San Diego trade show exhibit subsidiary, Sparks Exhibits and Environments, Ltd. ("Sparks"), entered into an interim operating agreement on July 15, 2002 to manufacture and service trade show exhibit projects as the exclusive subcontractor for Exhibitron, Inc., a San Diego area trade show exhibit company in Chapter 11 proceedings. In early October 2002, the bankruptcy court dismissed Exhibitron's bankruptcy proceedings. Subsequently, Sparks hired three of Exhibitron's former sales and telemarketing employees, and Sparks continues to perform in accordance with certain of the economic provisions of the interim operating agreement. Sparks also has had discussions regarding the acquisition of certain Exhibitron assets, but any acquisition would be subject to future mutual agreement and approval by Exhibitron creditors.

3.   MAJOR CUSTOMERS:

During the third quarter and first nine months of 2002, one customer accounted for 30% and 24%, respectively, of the Company's total net sales. During the third quarter and first nine months of 2001, no customer accounted for over 10% of the Company's total net sales.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                              Three months ended            Nine months ended
                                                         --------------------------    --------------------------
                                                         September        September    September        September
                                                          30, 2002         30, 2001     30, 2002         30, 2001
                                                         ---------        ---------    ---------        ---------
Net income (loss) before change in accounting
principle                                                   $(465)          $(256)      $ (1,703)          $232
                                                            =====          ======       ========           ====
Net income (loss) after change in accounting
principle                                                   $(465)          $(256)      $(14,088)          $232
                                                            =====          ======       ========           ====
Weighted average common
   shares outstanding used to compute
   basic net income per common share                       12,988           7,520         12,988          7,613

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                            --              --             --             --
                                                            -----          ------       --------          -----
Total shares used to compute diluted
   net income per common share                             12,988           7,520         12,988          7,613
                                                           ======          ======       ========          =====

Before change in accounting principle:
Basic net income (loss) per share                          $ (.04)         $ (.03)        $ (.13)          $.03
                                                           ======          ======         ======          =====
Diluted net income (loss) per share                        $ (.04)         $ (.03)        $ (.13)          $.03
                                                           ======          ======         ======          =====
After change in accounting principle:
Basic net income (loss) per share                          $ (.04)         $ (.03)       $ (1.08)          $.03
                                                           ======          ======         ======          =====
Diluted net income (loss) per share                        $ (.04)         $ (.03)       $ (1.08)          $.03
                                                           ======          ======         ======          =====


The increase in the weighted average number of common shares outstanding was principally attributable to an investment transaction on November 20, 2001 whereby the Company issued 5,300,000 shares of its common stock for an aggregate of $2,650,000.

Excluded in the computation of diluted income per common share were options and warrants to purchase 7,400,000 and 2,110,000 shares of common stock, which were outstanding at September 30, 2002 and 2001, respectively, because the option and warrant exercise prices were greater than the average market price of the common shares.

5.   INVENTORIES:

Inventories, as of the respective dates, consists of the following (in thousands):

                                September 30, 2002          December 31, 2001
                                ------------------          -----------------

Raw materials                         $  431                      $  395
Work in process                        3,383                       3,636
Finished goods                         1,313                       2,567
                                      ------                      ------
                                      $5,127                      $6,598
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

During the first quarter of 2002 the Company also recorded a valuation allowance of $191,000 against a deferred tax asset associated with a capital loss, which resulted from the write-off of an investment in an affiliate located in the United Kingdom. Management has concluded that the Company will most likely not generate capital gains in the next two years that would be sufficient to realize the tax benefit from this capital loss.

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table reconciles net income and net income per share for the first nine months of 2002 and 2001 adjusted for SFAS 142:

                                                                                  September,       September
                                                                                   30, 2002         30, 2001
                                                                                   --------         --------
                                                                        (In thousands except per share amounts)
Net income (loss) before change in accounting principle                            $(1,703)             $232

Add back: goodwill amortization, net of tax of $114                                      --              502
                                                                                  ---------             ----
Adjusted net income (loss) before change in accounting principle                   $(1,703)             $734

Cumulative effect of change in accounting principle, net of tax of $3,500          (12,385)               --
                                                                                  ---------             ----

Adjusted net income (loss)                                                        $(14,088)             $734
                                                                                  =========             ====
Net income per share:

Basic net income (loss) per share before change in accounting principle              $(.13)             $.03

Add back: goodwill amortization, net of tax                                             --               .07
                                                                                  ---------             ----

Adjusted basic net income (loss) per share before accounting change                  $(.13)             $.10

Cumulative effect of change in accounting principle, net of tax                       (.95)               --
                                                                                  ---------             ----

Adjusted basic net income (loss) per share                                          $(1.08)             $.10
                                                                                    =======             ====

Diluted net income (loss) per share before change in accounting principle            $(.13)             $.03

Add back: goodwill amortization, net of tax                                             --               .07
                                                                                  ---------             ----

Adjusted diluted net income (loss) per share before accounting change                $(.13)             $.10

Cumulative effect of accounting change, net of tax                                    (.95)               --
                                                                                  ---------             ----

Adjusted diluted net income (loss) per share                                        $(1.08)             $.10
                                                                                  ========              ====


Changes in the carrying amount of goodwill for the impairment write-down recognized in 2002 are as follows:


                                                                 DMS                Sparks              Total
                                                              --------             --------            --------
Balance at December 31, 2001                                 $ 15,885               $ 2,714            $ 18,599

Impairment write-down in the first quarter 2002               (15,885)                   --             (15,885)
                                                              --------             --------            --------

Balance at September 30, 2002                                      --               $ 2,714             $ 2,714
                                                              --------             ========            ========

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2002 and 2001.


Sales

                                                             Three Months Ended
                                                               (In thousands)

                                                  September 30,          September 30,
                                                           2002                   2001       % Increase
                                                  -------------          -------------       ----------
Trade show exhibits group                           $  6,575                 $ 7,486            (12.2)%
Permanent and scenic displays group                    8,629                   9,586            (10.0)
                                                    --------                 -------            -----
Total sales                                         $ 15,204                 $17,072            (10.9)%
                                                    ========                 =======            =====

                                                              Nine Months Ended
                                                               (In thousands)

                                                  September 30,          September 30,
                                                           2002                   2001       % Increase
                                                  -------------          -------------       ----------
Trade show exhibits group                            $31,914                 $39,284            (18.8)%
Permanent and scenic displays group                   21,505                  20,815              3.3
                                                     -------                 -------            -----
Total sales                                          $53,419                 $60,099            (11.1)%
                                                     =======                 =======            =====


Total net sales of $15.2 million for the third quarter of 2002 decreased 10.9% below the third quarter of 2001, and total net sales of $53.4 million for the first nine months of 2002 decreased 11.1% from the same prior year period. The third quarter decrease was attributable to lower sales of trade show exhibits, which decreased 12.2%, and lower sales of permanent and scenic displays (store fixtures and permanent museum exhibits), which decreased 10% due to lower sales of store fixtures. The sales decrease for the first nine months of 2002 was primarily due to lower sales of trade show exhibits and related services, which was largely the result of reductions in many customers' trade show marketing budgets in response to a slower economy. The loss of a trade show exhibit client also accounted for approximately one third of the sales decrease for the first nine months of 2002.

Gross Profit

Gross profit, as a percentage of net sales, decreased to 17.3% in the third quarter and to 20.8% for the first nine months of 2002 from 23.1% and 23.7% in the respective prior year periods. These decreases were due in large part to lower gross profit percentages generated by sales of store fixtures, and higher permanent museum exhibit sales, which generate a lower gross profit percentage than trade show exhibits. Cost reductions, including production facility consolidation, mitigated the impact of lower sales volume for the Company's trade show exhibits. Management continues to pursue cost reduction initiatives, including facility and staff reductions, to offset lower sales volume.

Selling Expenses

Selling expenses were reduced to 11.9% of net sales in the third quarter and to 11.6% for the first nine months of 2002 from 12.2% in the same periods of 2001. These decreases were principally attributable to reductions in discretionary marketing expenses in 2002 and to lower variable selling expenses for store fixture sales.

Administrative and general expenses

Administrative and general expenses were reduced $0.4 million to $1.4 million in the third quarter of 2002 from $1.8 million for the same prior year period. This reduction was attributable to several factors, including staff and cost reductions implemented at the Company's West Coast operations, shortened workweek time schedules during the third quarter of 2002 and the elimination of goodwill amortization expense in connection with the adoption of a new accounting principle discussed below under "Recently Issued Accounting Standards." For the first nine months of 2002, administrative and general expenses were reduced $0.3 million to $5.1 million from $5.4 million in the comparable period of 2001. This reduction was attributable to several factors, including staff and cost reduction initiatives. Management is planning further profit improvement initiatives in the fourth quarter of 2002 and into 2003, to mitigate the impact of lower sales volume.

Operating profit (loss)

An operating loss of $0.6 million was incurred in the third quarter of 2002 as compared with a breakeven level for 2001, and an operating loss of $0.2 million was incurred for the first nine months of 2002 as compared with operating profit of $1.5 million for the first nine months of 2001. The third quarter decrease was primarily due to lower overall sales volume and lower gross profits generated by store fixture sales and permanent museum exhibit sales. The decrease for the nine-month period was also attributable in large part to these factors.

Other income/(expense)

Interest expense was reduced to $0.1 million and to $0.3 million in the third quarter and first nine months of 2002, respectively, from $0.3 million and $0.9 million in the comparable 2001 periods. These reductions were principally attributable to significantly lower borrowings under the Company's revolving credit facility and to lower interest rates.

A loss of $1.2 million from investments in affiliates was recorded in the first quarter of 2002 to write down the Company's investment in a portable trade show exhibit manufacturer, versus a loss of $0.3 million in 2001 primarily for a write-down of the Company's investment in its Sparks Europe affiliate.

Provision for (benefit from) income taxes

The Company established a valuation allowance for the income tax benefit from the $1.2 million write down of investments in affiliates recorded in the first quarter of 2002 because this capital loss is not expected to be offset by capital gains within the required statutory period. The provision for income taxes recorded in the first quarter of 2002 also included a valuation allowance of $191,000 related to a 1999 capital loss incurred in connection with the Company's investment in a United Kingdom affiliate.

Cumulative effect of change in accounting principle

The Company recorded an impairment loss of $12.4 million (net of $3.5 million income tax benefit) in connection with adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) discussed below under the discussion of "Recently Issued Accounting Standards.

Backlog

The Company's backlog of orders was approximately $27 million at September 30, 2002 and $19 million at September 30, 2001. This increase is primarily due to a higher backlog of permanent and scenic displays.

Exclusive Subcontractor Arrangement

The Company's San Diego trade show exhibit subsidiary, Sparks Exhibits and Environments, Ltd. ("Sparks"), entered into an interim operating agreement on July 15, 2002 to manufacture and service trade show exhibit projects as the exclusive subcontractor for Exhibitron, Inc., a San Diego area trade show exhibit company in Chapter 11 proceedings. In October 2002, the bankruptcy court dismissed Exhibitron's bankruptcy proceedings. Subsequently, Sparks hired three of Exhibitron's former sales and telemarketing employees, and Sparks continues to perform in accordance with certain of the economic provisions of the interim operating agreement. Sparks also has had discussions regarding the acquisition of certain Exhibitron assets, but any acquisition would be subject to future mutual agreement and approval by Exhibitron creditors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $1.6 million to $5.3 million at September 30, 2002 from $6.9 million at December 31, 2001. This decrease was primarily due to inventory reductions totaling $1.5 million, which was largely the result of lower store fixture inventories.

Net cash of $2.6 million generated from operating activities in the first nine months of 2002 plus available cash were used to reduce long-term debt by $2.1 million and for capital expenditures of $1 million in the first nine months of 2002.

On May 16, 2002, the Company amended its Revolving Credit and Security Agreement (the "Facility") with its bank to change from an EBITDA basis to an asset-based arrangement. The Facility provides for borrowings of up to $12 million based on a percentage of qualified accounts receivable and a percentage of up to $6.7 million of inventories. The Facility, which expires on January 1, 2004, is collateralized by all the Company's assets and bears interest at rates based primarily on the London Inter Bank Offering Rate (LIBOR), plus 3.25%. The Facility includes certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. Borrowings under this Facility were $4.5 million at September 30, 2002. The Company's borrowing capacity under the Facility was $7.9 million at September 30, 2002.

The Company has off-balance sheet lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt is as follows:

                                                              (In thousands)

                                 2002           2003           2004          2005        2006      After 2006
                                 ----           ----           ----          ----        ----      ----------
Lease commitments                $514         $1,728         $1,704        $1,686        $987       $10,794

Debt maturities                    --            150          4,500            --          --            --



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

On November 20, 2001, the Company issued 5,300,000 shares of its common stock and warrants expiring on November 19, 2011 to purchase 5,300,000 shares of its common stock, for an aggregate of $2,650,000. The Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001 approved this transaction. Costs incurred in connection with this transaction were $378,000.

OUTLOOK

The Company expects sales to decrease in 2002 from 2001 levels. In view of current economic conditions, the Company's trade show exhibit client base, including Fortune 1000 companies, is expected to curtail their marketing budgets, which would adversely impact the Company's trade show exhibit sales and profit margins. Adversely affected Internet and technology-driven businesses, particularly in the Western Region, have also led to a decline in trade show exhibit sales. In addition, the events of September 11, 2001 may continue to reduce business travel, trade show attendance and related spending. Although the Company currently expects sales to stabilize or increase slightly in 2003 as compared with expected levels in 2002, the sales mix is expected to increase margin pressure. Specifically, the higher backlog is primarily attributable to new permanent and scenic exhibits, which yield lower profit margins than the Company's trade show exhibits. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of lower trade show exhibit sales and lower overall margins.

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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supersedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company adopted SFAS 142 effective January 1, 2002. This new accounting standard requires a two-step test for operating units having unamortized goodwill balances. The first step requires a comparison of the book value of the net assets to the fair value of the respective operating unit. If the fair value is determined to be less than the book value, a second step is required to determine the impairment. This second step includes evaluation of other intangible assets, and any shortfall of the adjusted book value below fair value determines the amount of the goodwill impairment. Goodwill amortization expense was $502,000 (net of a tax benefit of $114,000) in the first nine months of 2001. The impact of adopting SFAS 142 reduced net income by $12.4 million ($15.9 million goodwill write down, net of $3.5 million income tax benefit) in the first quarter of 2002, identified as a cumulative effect of a change in accounting principle. This charge, which reduced the carrying value of goodwill recognized in connection with the 1997 acquisition of DMS Store Fixtures, differs from the previous accounting standard method, which was based on undiscounted cash flows, because the new method is based on fair value measurement estimates as of January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets, execute and manage acquisitions and expand existing business; the actions and approvals of third parties; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; the Company's ability to generate sufficient pre-tax income to utilize deferred income tax assets; the impact from the events of September 11, 2001 on business travel, trade show attendance and related spending; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $4.5 million from its revolving credit facility at September 30, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES


        (a)   Evaluation of disclosure controls and procedures

              Within the 90 days prior to the date of this report, the Company established a Disclosure Committee chaired by the Company's Chief Financial Officer and comprised of managers representing the Company's major areas, including financial reporting and control, sales, operations and information technology. This Committee carried out an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures, and established ongoing procedures to monitor and evaluate these controls and procedures in the future. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         (b)  Changes in internal controls

              There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Responses to Items 1, 2, 3, 4 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                                                                          Page
                                                                          ----

              3(ii)(a)  Amended and Restated Bylaws -October 23, 2002      18
                                                                         ------

              10(ee)    Option Agreement dated October 23, 2002 with
                        Washburn Oberwager                                 31
                                                                         ------

         (b) Reports on Form 8-K.
             No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
---------------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
---------------------------
Stephen P. Rolf
Chief Financial Officer


Dated: November 12, 2002


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Marlton Technologies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert
B. Ginsburg Chief Executive Officer of the Company and Stephen P. Rolf, Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge:

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



/s/ Robert B. Ginsburg                         /s/ Stephen P. Rolf
-----------------------                        -------------------
    Robert B. Ginsburg                             Stephen P. Rolf

Chief Executive Officer                        Chief Financial Officer


November 12, 2002                                November 12, 2002

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Robert B. Ginsburg and Stephen P. Rolf, certify that:


1. I have reviewed this quarterly report on Form 10-Q for Marlton Technologies, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/s/ Robert B. Ginsburg                                /s/ Stephen P. Rolf
---------------------------                           -----------------------
  Robert B. Ginsburg                                 Stephen P. Rolf
  Chief Executive Officer                            Chief Financial Officer