Form 10-K
period 2002-12-31
MARLTON TECHNOLOGIES INC
filed 2003-03-31
CIK 96988

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                             -----------------

Commission File Number 1-7708
                           MARLTON TECHNOLOGIES, INC.
                           --------------------------
                (Name of Registrant as specified in its charter)

              Pennsylvania                                  22-1825970
-----------------------------------------           ----------------------
        (State of incorporation)                        (IRS Employer
                                                    Identification Number)


   2828 Charter Road, Philadelphia, PA                        19154
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:     (215) 676-6900
                                                        --------------


Securities registered pursuant to Section 12(b) of the Exchange Act:


      Title of each class:                         Name of each exchange:
---------------------------------              -------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.    X
                                                                     -----

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2
of the Act).     Yes        No      X
                      ---          ----


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 was $3,438,000. As of March 12, 2003 there were 12,845,096 shares of Common Stock, no par value, of the Registrant outstanding. As of June 30, 2002 there were 12,988,499 shares of Common Stock, no par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 10, 11, 12 and 13 are hereby incorporated by reference to the Registrant's definitive proxy statement to be filed by April 30, 2003.





Exhibit Index appears on Page        16
                                    -----

                                  Page 1 of  47
                                            -----

                                     PART I

ITEM 1.  BUSINESS
         --------

Business Development

Marlton Technologies, Inc. (the "Company") was incorporated in 1966 as a New Jersey corporation. The Company's business was related to computerized electronic telecommunication systems until 1988 when it sold substantially all of its operating assets. The Company's current business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

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

On February 21, 2003, the Company announced that it had entered into a merger agreement with Redwood Acquisition Corp. ("Redwood"). Redwood is controlled by four members of the Company's executive management, who are stockholders and directors of the Company, and certain other of the Company's shareholders and employees. If the merger is completed, shareholders of the Company, other than the shareholders included in the Redwood group, will receive $.30 in cash for each outstanding share of the Company's common stock. The members of the Redwood group will own Marlton's business if the merger is completed. The completion of the merger is subject to specified conditions, including the approval of the Company's shareholders at a special meeting of shareholders following a distribution of a proxy statement. Members of the Redwood group hold approximately 50% of the Company's common stock.

Business Description

Products and Services

The Company is engaged in the custom design, production and sale of exhibits and environments for trade shows, retail stores, theme parks, museums, arenas, executive briefing centers and corporate events. Clients include industry, government, entertainment and commercial establishments. The Company manages custom trade show projects from concept through final construction, employing sophisticated graphics and exhibit designers and computer-aided design software and hardware. In-house facilities provide a wide range of computerized design and production of graphics. Electronics and audiovisual capabilities include on-staff electronic specialists and vendor relationships which provide multi-media equipment and programs, interactive program production and customized applications. The Company provides full service trade show exhibit services, including coordination, refurbishing, shipping, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects costing in excess of $200,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, where ongoing refurbishing and coordination of clients' trade show schedules are provided. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through Sparks Europe or an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. In addition, the Company produces sophisticated themed exhibits for educational and entertainment venues such as museums and theme parks. Typically, the customer or its design firm prepares the design which the Company fabricates using carpentry, sculpture, metal working and scenic artist skills. The Company also supplies custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to third-party manufacturers with whom the Company has developed long-standing business relationships for the production of its products. These manufacturers work closely with an experienced Company project management team. Custom store fixture opportunities include outfitting new retail stores and remodeling existing stores, such as specialty apparel chains, department stores, specialty electronics stores and outlet stores. The Company made no significant disbursements during any of the last three fiscal years for research and development activities.

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

Manufacturing and Raw Materials

The Company designs and manufactures custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehouse employees. Specialty items such as studio production are subcontracted. The Company also subcontracts to Sparks Europe and others the manufacture of exhibits for foreign trade shows. The Company coordinates shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently stores the exhibit for the customer. For scenic projects, the Company employs scenic carpenters and metal workers to fabricate scenery which is painted by skilled scenic artists. The Company utilizes a network of manufacturers for the production of its store fixture and display products. Raw materials for custom, scenic and portable exhibits, store fixtures and displays, as well as subcontractors for specialty work, have historically been available on commercially reasonable terms from various vendors. Portable exhibit configurations, together with graphics, are typically designed by the Company for a client and are purchased from Abex or unrelated manufacturers for resale. Graphics may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Company has obtained such distribution rights in certain geographic areas from Abex, its primary source of portable exhibits.

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

Working Capital

The Company's working capital requirements are fulfilled by funds generated through operations and a revolving credit facility. Working capital requirements are generally not affected by project size requirements or accelerated delivery for major trade show exhibit, scenic and themed exhibit customers due to general policies of progress billing on larger jobs. However, custom store fixtures are generally produced upon receipt of purchase orders from large retailers, but are held in inventory and are not billed to the customer until delivery. The Company does not require continuous allotments of raw materials from suppliers and does not generally provide extended payment terms to customers.

Significant Customers

One customer, J.C. Penney, accounted for 20% and 11% of the Company's consolidated net sales in 2002 and 2001, respectively. The loss of this customer would have a material adverse effect on the Company. No customer accounted for over 10% of the Company's consolidated net sales in 2000.

Backlog

The backlog of orders at December 31, 2002 and 2001 was approximately $19 million and $13 million, respectively. The backlog increase is principally attributable to a higher level of open orders for permanent and scenic displays and for new customers. Generally, backlog of orders are recognized as sales during the subsequent six month period. The current backlog relates primarily to expected 2003 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities.

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

Employees

The total number of persons employed by the Company is approximately 265 of which approximately 260 are full-time employees. The Philadelphia, Pennsylvania, operations have a three-year labor contract expiring June 30, 2004, and a three-year labor contract expiring December 31, 2004, covering approximately 50 production and fulfillment employees.

Web Site Address

The Company's web site address is www.sparksonline.com.

ITEM 2.  PROPERTIES
         ----------

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
                            --------
                             481,000
                            ========

The Company's subsidiaries also have sales, design and project management offices in the Orlando, Florida, San Francisco, California, Los Angeles, California and Chicago, Illinois metropolitan areas. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 2002, based on normal five-day operations, and are anticipated to be adequate for operations in 2003, including any foreseeable internal growth. The Company has subleased 25,000 square feet of its El Cajon, California facility for the remainder of its lease term.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company from time to time is a defendant and counterclaimant in various lawsuits that arise out of, and are incidental to, the conduct of its business. The resolution of pending legal matters should not have a material adverse effect upon the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
       ---------------------------------------------------------------------

The following table shows the high and low sales prices of the Common Stock, no par value per share, of the Company on the American Stock Exchange:

                                2002                    2001
                                ----                    ----
           Quarter       High         Low          High      Low
           -------       ----         ---          ----      ---
              1          $.58        $.36          $.88     $.50
              2           .65         .44           .60      .40
              3           .46         .20           .65      .35
              4           .40         .12           .54      .35

No dividends were paid during the past two fiscal years. The Company currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. However, the Company's bank loan agreement provides that the Company may not pay dividends to its shareholders without the bank's prior consent.

As of March 12, 2003, there were 969 holders of record of the Company's Common Stock.

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

                               Equity Compensation Plan Information as of December 31, 2002
                               ------------------------------------------------------------
                                Number of securities to        Weighted-average exercise          Number of securities
                                be issued upon exercise           price of outstanding          remaining available for
                                of outstanding options,       options, warrants and rights      future issuance under
      Plan category               warrants and rights           under compensation plans       equity compensation plans
      -------------            ---------------------------    -----------------------------    ---------------------------
Equity Compensation
   plans approved by
   security holders                    1,815,573                         $0.76                           373,758(1)

Equity Compensation
   plans not approved
   by security holders                   276,272                         $2.81                           675,000(2)
                                       ---------                         -----                         ---------

Total                                  2,091,845                         $1.03                         1,048,758
                                       =========                         =====                         =========

1. The Company's 2001 Equity Incentive Plan provides for the issuance to employees, directors and consultants of stock options or restricted shares for up to an aggregate of 2,000,000 shares of Common Stock, 373,758 of which remain available for future issuance.

2. The Company's 2000 Equity Incentive Plan provides for the issuance to employees, outside directors and consultants of stock options, stock appreciation rights and/or stock units for up to an aggregate of 735,000 shares of Common Stock, 675,000 of which remain available for future issuance. Other options have been issued to employees as an incentive to accept employment with the Company in an amount not in excess of 5% of the Company's outstanding shares of Common Stock.

For additional information, see Note 13 to consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                             SELECTED FINANCIAL DATA
                         For the years ended December 31
                     (in thousands except per share amounts)

                                                             2002              2001             2000             1999         1998
                                                             ----              ----             ----             ----         ----
TOTAL ASSETS                                               $25,609           $49,442          $63,508         $60,319      $62,022
LONG-TERM OBLIGATIONS                                        4,000             6,635           16,376          11,157       11,744
WORKING CAPITAL                                              3,461             6,872           15,370          11,151       11,030
STOCKHOLDERS' EQUITY                                         9,342            29,176           27,906          28,811       27,645
OPERATIONS:
   Net sales                                                71,182            76,972           92,533          94,584       91,134
   Operating profit (loss)                                  (1,132)             (115)(3)           60           3,053        5,315
   Net income (loss) before change in
     accounting principle                                   (7,414)(1)       $(1,136)(3)      $(1,106)           $809(4)    $2,821
   Net income (loss) after change in
     accounting principle                                  (19,799)(2)       $(1,136)(3)      $(1,106)           $809(4)    $2,821

BASIC NET INCOME (LOSS)
   PER COMMON SHARE BEFORE
   CHANGE IN ACCOUNTING PRINCIPLE (5)                        $(.57)            $(.14)           $(.15)           $.11         $.40

DILUTED NET INCOME (LOSS) PER
   COMMON SHARE BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE (6)                                  $(.57)            $(.14)           $(.15)           $.10         $.35

BASIC NET INCOME (LOSS) PER COMMON SHARE
   AFTER CHANGE IN ACCOUNTING PRINCIPLE (5)                 $(1.52)            $(.14)           $(.15)           $.11         $.40

DILUTED NET INCOME (LOSS) PER COMMON SHARE
   AFTER CHANGE IN ACCOUNTING PRINCIPLE (6)                 $(1.52)            $(.14)           $(.15)           $.10         $.35


CASH DIVIDENDS                                                 -0-               -0-              -0-             -0-          -0-


1. Includes a $1.2 million write-down in the Company's investment in an affiliate, and $5.4 million for a valuation allowance for deferred income taxes.
2. Includes a $12.4 million impairment loss (net of a $3.5 million income tax benefit) for a change in accounting principle (adoption of SFAS No. 142, "Goodwill and Other Intangible Assets").
3. Includes an inventory provision of $0.7 million ($0.5 million after income taxes) for a customer that filed for Chapter 11, and relocation costs and operating losses of $0.6 million ($0.4 million after income taxes) for the Company's Orlando, Florida manufacturing operations.
4. Includes an impairment loss of $465,000 ($279,000 after income taxes) for a write-down of the Company's investment in Abex Europe.
5. Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year.
6. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------

GENERAL OVERVIEW

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

RESULTS OF OPERATIONS

2002 As Compared With 2001

Net Sales
---------
                                                  (in thousands)

Revenue Sources                               2002                2001
---------------                               ----                ----

Trade show exhibits                        $44,711            $ 49,992
Permanent and scenic displays               26,471              26,980
                                           -------            --------
Total                                      $71,182            $ 76,972
                                           =======            ========

Total net sales of $71.2 million for 2002 decreased 8% from total net sales for 2001. Sales of trade show exhibits and related services decreased 11% primarily due to the loss of two trade show exhibit clients and generally weak economic conditions. Sales of permanent and scenic displays decreased 2%, which was the net result of lower store fixtures sales partially offset by higher permanent museum display sales.

Operating Profit
----------------

Gross profit, as a percentage of net sales, decreased to 19.9% in 2002 as compared with 22.2% in 2001. This decrease was principally attributable to lower gross profit margins for store fixtures and to shifts in sales mix to lower margin sales categories. The DMS store fixtures business had an unfavorable impact on the Company's gross profit in 2002. However, while there can be no assurances, the decrease in gross profit margin is not expected to continue into 2003.

Selling expenses of $8.5 million decreased to 11.9% of net sales in 2002 from $9.8 million, or 12.7% of net sales in 2001. This decrease was largely due to higher permanent museum exhibit sales, which are subject to lower sales commission expense, and to lower commission expense for store fixtures sales.

Administrative and general expenses were reduced to $6.8 million in 2002 from $7.4 million in 2001. This decrease was primarily due to the adoption of a new accounting principle discussed below, which eliminated goodwill amortization in 2002. Goodwill amortization in 2001 was $0.8 million.

The Company reported an operating loss of $1.1 million for 2002 as compared with an operating loss of $0.1 million for 2001. The increase in operating loss was principally attributable to lower sales and the lower gross profit percentage in 2002.

The Company's DMS Store Fixtures business unit generated significantly lower operating profit (loss) in 2002 as compared with 2001. Based on these results and projections for 2003, an impairment loss of $176,000, included as a component of the operating loss, was recognized for the net book value of remaining long-term assets for this business unit.

Other Income (Expense)
----------------------

Interest expense decreased to $0.4 million in 2002 from $1.2 million in 2001 as a result of lower borrowings and lower interest rates.

In the first quarter of 2002, management determined that the Company's investment in a portable tradeshow exhibit manufacturer was not recoverable, which resulted in an impairment loss of $1.2 million from investments in affiliates. A loss of $0.3 million was recognized in 2001 for a write-down of the Company's investment in its Sparks Europe affiliate.

Provision for (benefit from) income taxes
-----------------------------------------

The Company established a valuation allowance of $5.4 million for deferred income tax assets in the fourth quarter of 2002, principally related to a deferred income tax benefit in connection with the write off of goodwill recorded in the first quarter of 2002.

The Company also established a valuation allowance for the income tax benefit from the $1.2 million write down of investments in affiliates recorded in the first quarter of 2002 because this capital loss is not expected to be offset by capital gains within the required statutory period. The provision for income taxes recorded in the first quarter of 2002 also included a valuation allowance of $191,000 related to a 1999 capital loss incurred in connection with the Company's investment in a United Kingdom affiliate.

Cumulative effect of change in accounting principle
---------------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial of Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted SFAS 142 effective January 1, 2002. This new accounting standard requires a two-step test for operating units having unamortized goodwill balances. The first step requires a comparison of the book value of the net assets to the fair value of the respective operating unit. If the fair value is determined to be less than the book value, a second step is required to determine the impairment. This second step includes evaluation of other intangible assets, and any shortfall of the adjusted book value below fair value determines the amount of the goodwill impairment. Goodwill amortization expense was $0.8 million in 2001 and in 2000. The adoption of SFAS 142 reduced goodwill by $15.9 million and net income by $12.4 million (net of a $3.5 million income tax benefit) in the first quarter of 2002, identified as a cumulative effect of a change in accounting principle. This impairment charge related to goodwill recorded in connection with the December 31, 1997 acquisition of DMS Store Fixtures, L.P. This charge differs from the previous accounting standard method, which was based on undiscounted cash flows, because the new method is based on fair value measurement estimates as of the measurement date.

Backlog
-------

The backlog of orders at December 31, 2002 and 2001 was approximately $19 million and $13 million, respectively. The backlog increase is principally attributable to a higher level of open orders for permanent and scenic displays and new customers. Generally, backlog of orders are recognized as sales during the subsequent six month period. The current backlog relates primarily to expected 2003 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities.

2001 As Compared With 2000

Net Sales
---------

                                                      (in thousands)
Revenue Sources                                 2001                  2000
---------------                                 ----                  ----

Trade show exhibits                          $ 49,992              $ 56,182
Permanent and scenic displays                  26,980                36,351
                                             --------              --------
Total                                        $ 76,972              $ 92,533
                                             ========              ========

Total net sales decreased $15.6 million, or 17%, in 2001 from the total net sales in 2000. The decrease was comprised of a $6.2 million, or 11%, decrease in sales of trade show exhibits and a $9.4 million, or 26%, decrease in sales of permanent and scenic displays. The decrease in sales of trade show exhibits was principally attributable to the loss of a customer's international tradeshow exhibit program and to reductions in many customers' trade show marketing budgets in response to a slower economy. In addition, the events of September 11, 2001 led to many convention and trade show cancellations, which reduced fourth quarter 2001 sales volume. The decrease in sales of permanent and scenic displays was primarily due to lower sales of permanent themed displays previously manufactured at the Company's Orlando, Florida operation. This manufacturing operation was closed and consolidated with the Company's Atlanta, Georgia production facility in the second quarter of 2001.

Operating Profit
----------------

Gross profit, as a percentage of net sales, of 22.2% in 2001 was essentially unchanged from 22% in 2000. Management took several actions to reduce fixed manufacturing overhead costs in 2001, which mitigated the impact of lower sales volume. One such action was the consolidation of the Company's Southeastern manufacturing operations.

Selling expense decreased $1.3 million to $9.8 million in 2001 from $11 million in 2000 due in large part to lower sales commissions resulting from lower sales volume. As a percentage of net sales, selling expenses increased to 12.7% in 2001 from 11.9% in 2000. This percentage increase was largely the result of certain fixed selling expenses such as sales office facility expenses as compared with the lower sales volume in 2001. The Company continued to invest in sales office facilities in Orlando, Florida and in the San Francisco and Los Angeles, California areas.

Administrative and general expenses were reduced by $1.8 million to $7.4 million in 2001 as compared with $9.2 in 2000. This decrease was attributable to several factors, including bad debt provision recorded in 2000, the mutual termination of certain employment agreements in 2001, and staff and cost reduction initiatives implemented by management in 2001.

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

Other Income (Expense)
----------------------

Interest expense decreased by $213,000 in 2001 as compared with 2000 as a result of lower borrowings and lower interest rates.

A loss of $397,000 in 2001 from investments in affiliates was principally attributable to losses recognized for the Company's investment in a portable exhibit manufacturer.

Income Taxes
------------

The benefit from income taxes, as a percentage of pre-tax losses, was 29% in 2001 as compared with 19% in 2000. This increase was due in large part to non-taxable income in 2001.

Backlog
-------

The Company's backlog of orders was approximately $13 million at December 31, 2001 as compared with $18 million at December 31, 2000. This decrease was largely due to a lower level of open orders for permanent and scenic displays.

LIQUIDITY AND CAPITAL RESOURCES

On May 16, 2002, the Company amended its Revolving Credit and Security Agreement (the "Facility") with its bank to change from an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") basis to an asset-based arrangement. The Facility provides for borrowings based on a percentage of qualified accounts receivable and a percentage of up to $6.7 million of qualified inventories. The Facility is collateralized by all the Company's assets and bears interest at rates based primarily on the London Inter Bank Offering Rate (LIBOR) plus 3.25%. The Facility includes certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. Borrowings under this Facility were $4 million at December 31, 2002. The Company's borrowing capacity under the Facility was $7.5 million at December 31, 2002.

The Company was not in compliance with the minimum tangible net worth covenant of the Facility at December 31, 2002 primarily as a result of the valuation allowance for deferred income taxes. To cure this non-compliance, the Facility was amended on March 11, 2003 to reduce the minimum tangible net worth covenant from $7.8 million to $6 million, commencing with the fiscal quarter ending December 31, 2002. Based on the adjusted covenant requirement, it is probably that the Company will meet its minimum tangible net worth and other covenants during 2003. This amendment also reduced the maximum borrowing amount from $12 million to $8 million and changed the expiration date from January 1, 2004 to May 16, 2004.

The company's working capital decreased to $3.5 million at December 31, 2002 from $6.9 million at December 31, 2001 primarily due to lower accounts receivable for the Company's store fixtures business. The Company's DMS Store Fixtures business had an unfavorable impact on cash flows and the results of operations during 2002. Available cash and $3.7 million of cash generated from operations was used to reduce long-term debt by $2.6 million, and for capital expenditures of $1.3 million.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                                  (in thousands)
                                      2003           2004           2005           2006           2007     After 2007
                                      ----           ----           ----           ----           ----     ----------
Lease commitments                   $2,130         $1,968         $1,916         $1,804         $1,027         $9,543

Debt maturities                        128          4,000             --             --             --             --

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which contains a renewal option on May 14, 2009 and expires on May 14, 2019, requires minimum annual rent of $771,000 (included in the table above) at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses.

In connection with the DMS Store Fixtures acquisition, employment agreements were made with two shareholders of the Company, which provided for guaranteed minimum annual payments of approximately $0.5 million. These agreements were mutually terminated in January 2001 eliminating the guaranteed minimum payments after February 2, 2001, which reduced administrative and general expenses by approximately $0.5 million in the first quarter of 2001.

On November 20, 2001, the Company issued 5,300,000 shares of its common stock and warrants expiring on November 19, 2011 to purchase 5,300,000 shares of its common stock for an aggregate of $2,650,000. This transaction was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001. Costs incurred in connection with this transaction were $378,000.

On February 21, 2003, the Company announced that it had entered into a merger agreement with Redwood Acquisition Corp. ("Redwood"). Redwood is controlled by four members of the Company's executive management, who are stockholders and directors of the Company, and certain other of the Company's shareholders and employees. If the merger is completed, shareholders of the Company, other than the shareholders included in the Redwood group, will receive $.30 in cash for each outstanding share of the Company's common stock. The members of the Redwood group will own Marlton's business if the merger is completed. The completion of the merger is subject to specified conditions, including the approval of the Company's shareholders at a special meeting of shareholders following a distribution of a proxy statement. Members of the Redwood group hold approximately 50% of the Company's common stock.

OUTLOOK

The Company expects sales and margins of trade show exhibits and sales of permanent and scenic displays in 2003 to remain at approximately the same level as in 2002. In view of current economic conditions, the Company's trade show exhibit client base of Fortune 1000 companies is expected to closely manage their marketing budgets, which would inhibit the Company's trade show exhibit sales. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of flat sales volume.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's 2002 financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's 2002 financial statements. The Company adopted the disclosure-only provision of SFAS 123.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company will continue to evaluate the impact of FIN 46 on its financial statements.

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

Revenues on trade show exhibit sales, themed interiors, custom store fixtures and point of purchase displays are recognized using the completed contract method. The Company's contracts are typically less than three months in duration. As a result, the Company's revenue recognition would not differ materially if another method were used. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included in accrued expenses and other current liabilities.

Measurement of goodwill and other intangible asset impairment involves assumptions and estimates by management. The adoption of SFAS 142 requires estimates of fair values for certain operating units. These estimates involve discounted cash flow forecasts to determine the fair value of operating units having unamortized goodwill balances.

The evaluation of deferred income tax assets also involves managements estimates and judgment. Management considers several factors in this evaluation, including trailing three year financial performance history and future forecasts of operating income. A valuation allowance is established based on management's estimates about the recoverability of deferred income tax assets.

Other significant accounting policies are also important to the understanding of the Company's financial statements. These policies are discussed in Note 1 to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; uncertainties about the impact of the war in Iraq and the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

Fluctuations in interest and foreign currency exchange rates do not significantly affect the Company's financial position and results of operations. The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates plus 3.25%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

Not applicable.

                                    PART III

Items 10, 11, 12 and 13 have been omitted from this report, in accordance with General Instruction G (3). Such information is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC by April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

         (a) Evaluation of disclosure controls and procedures

               The Company established a Disclosure Committee chaired by the Company's Chief Financial Officer and comprised of managers representing the Company's major areas, including financial reporting and control, sales, operations and information technology. This Committee carried out an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures, and established ongoing procedures to monitor and evaluate these controls and procedures in the future. Based upon that evaluation, within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         (b) Changes in internal controls

               There were no significant changes in the Company's internal controls or in other factors that would significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                                                                                                            Exhibit Page
                                                                                                            ------------
(a) The following documents are filed as part of this report:

        (1)   Financial Statements:


                   Report of Independent Accountants.                                                            23
                                                                                                            -------------

                   Consolidated Statements of Operations for the years ended December 31, 2002,
                   2001 and 2000.                                                                                24
                                                                                                            -------------

                   Consolidated Balance Sheets, December 31, 2002 and 2001.                                      25
                                                                                                            -------------

                   Consolidated Statements of Changes in Stockholders Equity for the years ended
                   December 31, 2002, 2001 and 2000.                                                             26
                                                                                                            -------------

                   Consolidated Statements of Cash Flows for the years ended December 31, 2002,
                   2001 and 2000.                                                                                27
                                                                                                            -------------

                   Notes to Consolidated Financial Statements.                                                   28
                                                                                                            -------------

        (2)   Financial Statements Schedule: Valuation and Qualifying Accounts and Reserves:                     41
                                                                                                            -------------

        (3)   Exhibits:

        (2)(a)       Agreement and Plan of Merger By and Between Redwood
                     Acquisition Corp. and the Company dated as of February 20, 2003 (Incorporated by reference to the Company's February
                     26, 2003 Preliminary Proxy Statement, filed with the
                     Commission).

        (2)(b) Agreement and Plan of Merger of the Company (Incorporated by reference to the Company's Proxy Statement dated
                     September 27, 2001, filed with the Commission).

        (3)(i) Articles of Incorporation of the Company (Incorporated by reference to the Company's Proxy Statement dated September
                     27, 2001, filed with the Commission).

        3(ii) Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii)(a) of the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).

        10(a)        Amended and Restated Employment Agreement dated November
                     20, 2001 between the Company and Robert B. Ginsburg
                     (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

        10(b)        Employment Agreement dated 11/20/01 between the Company and
                     Jeffrey K. Harrow (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

        10(c)        Employment Agreement dated 11/20/01 between the Company and
                     Scott Tarte (Incorporated by reference to the Company's
                     September 27, 2001 Proxy Statement, filed with the
                     Commission).*

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

        10(f)        Form of Warrants issued by the Company to Jeffrey K.
                     Harrow, Scott Tarte, Robert B. Ginsburg and Alan I.
                     Goldberg on 11/20/01 (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission). Schedule of grants (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).

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

        10(i) Amended Agreement of Employment, dated December 11, 1992, between the Company and Alan I. Goldberg (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Commission).*

        10(j)        Letter Agreement dated January 2, 1998 to Amended
                     Employment Agreement with Alan I. Goldberg (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission).*

        10(k)        Letter Agreement dated 11/20/01 to Amended Employment
                     Agreement with Alan I. Goldberg. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form
                     10-K for the year ended December 31, 2001, filed with the Commission).*

        10(l)        Employment Agreement dated November 24, 1999 with Stephen
                     P. Rolf (Incorporated by reference to Exhibit 10(l) to the Company Annual Report of Form 10-K for the year ended
                     December 31, 1999, filed with the Commission).*

        10(m)        Option Agreement dated January 10, 2000 with Stephen P.
                     Rolf (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended
                     June 30, 2000, filed with the Commission).*

        10(n)        Option Cancellation Agreement dated November 20, 2001 among
                     Robert B. Ginsburg, Alan I. Goldberg and the Company
                     (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001, filed with the Commission).*

        10(o) Option Agreements with Outside Directors (Incorporated by reference to Company Proxy Statement dated April 30, 1999, filed with the Commission).*

        10(p)        Option Agreements dated August 7, 2000 with Outside
                     Directors (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission).*

        10(q)        Option Agreements dated March 1, 2002 with Outside
                     Directors (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001, filed with the Commission).*


        10(r)        2000 Equity Incentive Plan (Incorporated by reference to
                     Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

        10(s)        2001 Equity Incentive Plan (Incorporated by reference to
                     Exhibit 10(ee) to the Company's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 2001, filed with the Commission).*

        10(t)        Lease for Premises located at 2828 Charter Road,
                     Philadelphia, PA dated May 14, 1999 (Incorporated by reference to Exhibit 10(f) to the Company Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission).

        10(u) Amendment to Lease 2828 Charter Road, Philadelphia, PA dated February 25, 2000 (Incorporated by reference to Exhibit 10(g) to the Company Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission).

        10(v)        Lease for Premises located at 8125 Troon Circle, Austell,
                     GA 30001 (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1993, filed with the Commission).

        10(w)        Lease Agreement dated June 29, 1998 between Gillespie Field
                     Partners, LLC and Sparks Exhibits, Ltd. (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission).

        10(x)        Second Amended and Restated Revolving Credit and Security
                     Agreement dated as of May 16, 2002 with Wachovia Bank, NA,
                     (Incorporated by reference to Exhibit 10(bb) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).

        10(y)        Amendment to Second Amended and Restated Revolving Credit
                     and Security Agreement dated March 11, 2003 with
                     Wachovia Bank, NA                                                                           42
                                                                                                            -------------

        10(z)        Option Agreement dated June 3, 2002 with Robert B. Ginsburg
                     (Incorporated by reference to Exhibit 10(cc) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).*

        10(aa)       Option Agreement dated June 3, 2002 with Alan I. Goldberg
                     (Incorporated by reference to Exhibit 10(dd) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).*

        10(bb)       Option Agreement dated October 23, 2002 with Washburn
                     Oberwager (Incorporated by reference to Exhibit 10ee) to the Company`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).*

        21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission).

        23           Consent of PricewaterhouseCoopers LLP.                                                      47
                                                                                                            -------------

                  * Management contract or compensatory plan or arrangement.

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




                           MARLTON TECHNOLOGIES, INC.

                                   By: /s/ Robert B. Ginsburg
                                       --------------------------------
                                        Robert B. Ginsburg, President

                                   By: /s/ Stephen P. Rolf
                                       ----------------------------------------
                                        Stephen P. Rolf, Chief Financial Officer



Dated:    March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date

         /s/ Jeffrey K. Harrow                      Chairman of the                        March 28, 2003
         ---------------------                    Board of Directors
           Jeffrey K. Harrow

          /s/ Scott J. Tarte                     Vice Chairman of the                      March 28, 2003
          ------------------                      Board of Directors
            Scott J. Tarte


           /s/ A. J. Agarwal                           Director                            March 28, 2003
           -----------------
             A. J. Agarwal

        /s/ Robert B. Ginsburg                         Director                            March 28, 2003
        ----------------------
          Robert B. Ginsburg

         /s/ Alan I. Goldberg                          Director                            March 28, 2003
         --------------------
           Alan I. Goldberg

          /s/ Jerome Goodman                           Director                            March 28, 2003
          ------------------
            Jerome Goodman

        /s/ Washburn Oberwager                         Director                            March 28, 2003
        ----------------------
          Washburn Oberwager

           /s/ Richard Vague                           Director                            March 28, 2003
           -----------------
             Richard Vague


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Marlton Technologies, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert
B. Ginsburg, Chief Executive Officer of the Company, and Stephen P. Rolf, Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge:

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



/s/ Robert B. Ginsburg                               /s/ Stephen P. Rolf
-----------------------                              -------------------
Robert B. Ginsburg                                   Stephen P. Rolf

Chief Executive Officer                              Chief Financial Officer

March 28, 2003                                       March 28, 2003

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



          (1) I, Robert B. Ginsburg, certify that I have reviewed this annual report on Form 10-K of Marlton Technologies, Inc.;

          (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4) The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003
--------------

/s/ Robert B. Ginsburg
-------------------------------
     Robert B. Ginsburg
     Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


          (1) I, Stephen P. Rolf, certify that I have reviewed this annual report on Form 10-K of Marlton Technologies, Inc.;

          (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4) The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003
--------------

/s/ Stephen P. Rolf
----------------------------
     Stephen P. Rolf
     Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
and Board of Directors of
Marlton Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 16, present fairly, in all material respects, the financial position of Marlton Technologies, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted a new financial accounting standard during 2002.


/s/ PricewaterhouseCoopers LLP
------------------------------


Philadelphia, Pennsylvania

March 21, 2003

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,
                     (in thousands except per share amounts)


                                                     2002        2001        2000
                                                 --------    --------    --------

Net sales                                        $ 71,182    $ 76,972    $ 92,533
Cost of sales                                      57,027      59,917      72,208
                                                 --------    --------    --------
      Gross profit                                 14,155      17,055      20,325
                                                 --------    --------    --------

Selling expenses                                    8,491       9,761      11,048
Administrative and general expenses                 6,796       7,409       9,217
                                                 --------    --------    --------
                                                   15,287      17,170      20,265

                                                 --------    --------    --------
      Operating profit (loss)                      (1,132)       (115)         60
                                                 --------    --------    --------

Other income (expense):
Interest and other income                              42         134          91
Interest expense                                     (382)     (1,220)     (1,433)
Loss from investment in affiliates                 (1,156)       (397)        (91)
                                                 --------    --------    --------
                                                   (1,496)     (1,483)     (1,433)

Net loss before income taxes and change
                                                 --------    --------    --------
     in accounting principle                       (2,628)     (1,598)     (1,373)

Provision for (benefit from) income taxes           4,786        (462)       (267)

                                                 --------    --------    --------
Net loss before change in accounting principle     (7,414)     (1,136)     (1,106)

Cumulative effect of change in accounting
     principle, net of tax benefit                (12,385)          -           -

                                                 --------    --------    --------
Net loss after change in accounting principle    $(19,799)   $ (1,136)   $ (1,106)
                                                 ========    ========    ========

Net loss per common share before change
     in accounting principle:
Basic                                            $  (0.57)   $  (0.14)   $  (0.15)
                                                 ========    ========    ========

Diluted                                          $  (0.57)   $  (0.14)   $  (0.15)
                                                 ========    ========    ========

Net loss per common share after change
     in accounting principle:
Basic                                            $  (1.52)   $  (0.14)   $  (0.15)
                                                 ========    ========    ========

Diluted                                          $  (1.52)   $  (0.14)   $  (0.15)
                                                 ========    ========    ========




                See notes to consolidated financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                (in thousands except share and per share amounts)


                                 ASSETS                                              2002        2001
                                                                                   --------    --------
Current:
   Cash and cash equivalents                                                       $    880    $  1,233
   Accounts receivable, net of allowance of $309 and $502, respectively               8,083      10,646
   Inventories                                                                        5,723       6,598
   Prepaid and other current assets                                                   1,042       1,247
   Deferred income taxes                                                                  -         779
                                                                                   --------    --------
          Total current assets                                                       15,728      20,503

Investment in affiliates                                                                259       1,415
Deferred income taxes                                                                     -         487
Property and equipment, net of accumulated depreciation                               3,929       4,847
Rental assets, net of accumulated depreciation                                        2,535       2,422
Goodwill, net of accumulated amortization of $4,183 at December 31, 2001              2,714      18,599
Other assets, net of accumulated amortization of $1,349 and $1,063, respectively        211         392
Notes receivable                                                                        233         777
                                                                                   --------    --------
          Total assets                                                             $ 25,609    $ 49,442
                                                                                   ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                               $    128    $    124
   Accounts payable                                                                   4,509       3,879
   Accrued expenses and other current liabilities                                     7,630       9,628
                                                                                   --------    --------
          Total current liabilities                                                  12,267      13,631

Long-term liabilities:
   Long-term debt, net of current portion                                             4,000       6,635
                                                                                   --------    --------
          Total liabilities                                                          16,267      20,266
                                                                                   --------    --------

Commitments and contingencies                                                             -           -

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding                                         -           -
   Common stock, no par value - shares authorized 50,000,000; 12,850,096 issued and outstanding at December 31, 2002; 12,993,499 issued and outstanding
      at December 31, 2001                                                                -           -
   Stock warrants                                                                       742         742
   Additional paid-in capital                                                        32,951      32,951
   Accumulated deficit                                                              (24,204)     (4,405)
                                                                                   --------    --------
                                                                                      9,489      29,288
   Less cost of 148,403 treasury shares                                                (147)       (112)
                                                                                   --------    --------
          Total stockholders' equity                                                  9,342      29,176
                                                                                   --------    --------
          Total liabilities and stockholders' equity                               $ 25,609    $ 49,442
                                                                                   ========    ========


             See notes to consolidated financial statements.

        MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31, 2002, 2001 and 2000
            (in thousands except share amounts)



                                                                           Common Stock            Additional
                                                                 -----------------------------       Paid-in         Stock
                                                                     Shares          Amount          Capital        Warrants
                                                                 ---------------    ----------     ------------    -----------
Balance, December 31, 1999                                            7,331,765         $ 733         $ 30,353            $ -

Issuance of shares for debt restructuring                                37,210             4               96              -
Issuance of shares under compensation arrangements                       59,454             6               95              -
Net loss                                                                      -             -                -              -

                                                                 ---------------    ----------     ------------    -----------
Balance, December 31, 2000                                            7,428,429           743           30,544              -

Issuance of shares under compensation arrangements                      265,070            26              108              -
Issuance of shares for investment transaction                         5,300,000           530            1,000              -
Issuance of stock warrants                                                    -             -                -            742
Change from $.10 par value to no par value Common Stock                       -        (1,299)           1,299              -
Net loss                                                                      -             -                -              -

                                                                 ---------------    ----------     ------------    -----------
Balance, December 31, 2001                                           12,993,499             -           32,951            742

Repurchase of common stock                                             (143,403)            -                -              -
Net loss                                                                      -             -                -              -

                                                                 ---------------    ----------     ------------    -----------
Balance, December 31, 2002                                           12,850,096           $ -         $ 32,951          $ 742
                                                                 ===============    ==========     ============    ===========




                                                                                                      Total
                                                                  Accumulated       Treasury      Stockholders'
                                                                    Deficit          Stock           Equity
                                                                 ---------------   -----------    --------------
Balance, December 31, 1999                                             $ (2,163)       $ (112)         $ 28,811

Issuance of shares for debt restructuring                                     -             -               100
Issuance of shares under compensation arrangements                            -             -               101
Net loss                                                                 (1,106)            -            (1,106)

                                                                 ---------------   -----------    --------------
Balance, December 31, 2000                                               (3,269)         (112)           27,906

Issuance of shares under compensation arrangements                            -             -               134
Issuance of shares for investment transaction                                 -             -             1,530
Issuance of stock warrants                                                    -             -               742
Change from $.10 par value to no par value Common Stock                       -             -                 -
Net loss                                                                 (1,136)            -            (1,136)

                                                                 ---------------   -----------    --------------
Balance, December 31, 2001                                               (4,405)         (112)           29,176

Repurchase of common stock                                                    -           (35)              (35)
Net loss                                                                (19,799)            -           (19,799)

                                                                 ---------------   -----------    --------------
Balance, December 31, 2002                                            $ (24,204)       $ (147)          $ 9,342
                                                                 ===============   ===========    ==============



       See notes to consolidated financial statements.

             MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the years ended December 31,
                           (in thousands)


                                                                      2002        2001        2000
                                                                    --------    --------    --------
Cash flows provided from operating activities:
     Net loss                                                       $(19,799)   $ (1,136)   $ (1,106)
     Adjustments to reconcile net income to cash provided by
       operating activities:
          Depreciation and amortization                                2,185       2,646       2,724
          Equity in loss of affiliates                                 1,156         397          91
          Net changes in deferred taxes                                4,766        (562)       (203)
          Cumulative effect of change in accounting principle         12,385           -           -
          Property and equipment asset impairment                        175           -           -
          Non-cash compensation and other operating items                  -          89          32
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net              2,563       9,374      (4,505)
          Decrease in inventories                                        875       2,320       2,384
          (Increase) decrease in prepaid and other assets                205       1,748        (523)
          (Increase) decrease in notes receivable                        544          94        (154)
          Increase (decrease) in accounts payable, accrued
              expenses and other                                      (1,368)     (5,663)      1,732
                                                                    --------    --------    --------
              Net cash provided by (used in) operating activities      3,687       9,307         472

Cash flows from investing activities:
     Guaranteed payments to sellers                                        -         (18)       (261)
     Capital expenditures                                             (1,269)     (1,653)     (2,629)
                                                                    --------    --------    --------
              Net cash used for investing activities                  (1,269)     (1,671)     (2,890)

Cash flows from financing activities:
     Proceeds from (payments for) revolving credit facility, net      (2,500)     (9,500)     14,373
     Proceeds from issuance of stock, net of related costs                 -       2,272           -
     Repayment of term and construction loans, net                         -           -     (11,557)
     Payments for loan origination fees                                 (105)        (60)       (432)
     Payments for notes payable, sellers                                 (33)        (54)        (53)
     Proceeds from (payments for) promissory note, net                   (98)        190           -
     Repurchase of common stock                                          (35)          -           -
                                                                    --------    --------    --------
              Net cash provided by (used in) financing activities     (2,771)     (7,152)      2,331

Increase (decrease) in cash and cash equivalents                        (353)        484         (87)

Cash and cash equivalents - beginning of year                          1,233         749         836

                                                                    --------    --------    --------
Cash and cash equivalents - end of year                             $    880    $  1,233    $    749
                                                                    ========    ========    ========


           See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES
     ------------------------------

Basis of Presentation

The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly-owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). Investments in affiliates, representing the Company's 20% or more but less than 50% investments are accounted for using the equity method. All inter-company accounts and transactions are eliminated.

Activity included in the consolidated statements of operations consists primarily of the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments. Certain prior year amounts have been reclassified for comparative purposes.

The Company operates in one segment.

Cash Equivalents

The Company considers all investments with an initial maturity of three months or less to be cash equivalents. Temporary cash investments comprise principally short-term government funds. At various times throughout the year the Company maintains cash balances at banking institutions in excess of FDIC limits.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs.

Long-Lived Assets

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, ranging primarily from 3 to 10 years. Assets and accumulated depreciation accounts are reduced for the sale or other disposition of property, and the resulting gain or loss is included in income. Rental assets, which include manufactured and purchased exhibit components, are stated at cost. Depreciation for rental assets is recorded on a straight-line basis over seven years.

Prior to January 1, 2002 the excess of cost over the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over periods ranging from 5 to 30 years. After January 1, 2002, no amortization is recorded for these assets (see Note 2).

Included in other assets are loan origination fees, which are amortized on a straight-line basis over the term of the related debt agreement.

The Company's policy is to record an impairment loss against long-lived assets, including investment in affiliates, property and equipment, goodwill and other intangibles, in the period when it is determined that the carrying amount of such assets may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the net assets. During 2002, the Company recorded an impairment loss of $176,000 associated with the property and equipment of the DMS Store Fixtures unit.

Revenue Recognition

Revenues on trade show exhibit sales, themed interiors, custom store fixtures and point of purchase displays are recognized using the completed contract method. The Company's contracts are typically less than three months in duration. As a result, the Company's revenue recognition would not differ materially if another method were used. Progress billings are generally made throughout the production process. Progress billings which are unpaid at the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


balance sheet date are not recognized in the financial statements as accounts receivable. Progress billings which have been collected on or before the balance sheet date are classified as customer deposits and are included in accrued expenses and other current liabilities. Billings for shipping and handling are recorded as revenue and the related costs are included in the cost of sales.

Income Taxes

The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are calculated based on the difference between the financial reporting and tax bases of assets and liabilities using the currently enacted tax rates in effect during the years in which the differences are expected to reverse. A valuation allowance is established based on the future recoverability of deferred tax assets.

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

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high quality financial institutions. The Company's accounts receivable are primarily with customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires progress payments which mitigate its loss exposure.

One customer, J.C. Penney, accounted for 20% and 11% of the Company's consolidated net sales in 2002 and 2001, respectively. The loss of this customer could have a material adverse effect on the Company. No customer accounted for over 10% of the Company's consolidated net sales in 2000.

Stock-Based Compensation

Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock granted under the option. The Company adopted the disclosure-only provisions of SFAS 123, which are illustrated in
Note 13.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximate their fair value at December 31, 2002 and 2001.

Per Share Data

Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options and warrants having exercise prices below market prices were exercised.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recently Issued Accounting Standards

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's 2002 financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's 2002 financial statements. The Company adopted the disclosure-only provision of SFAS 123.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company will continue to evaluate the impact of FIN 46 on its financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING CHANGE (ADOPTION OF SFAS NO. 142)
     --------------------------------------------

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

The following table reconciles net income and net income per share for 2002 and 2001 adjusted for SFAS 142:

                                                                                                 December 31,
                                                                               -----------------------------------------------
                                                                                  2002                2001              2000
                                                                               ---------             ------            -------
                                                                                     (in thousands except per share amounts)
Net loss before change in accounting principle                                  $(7,414)            $(1,136)          $(1,106)
Add back: goodwill amortization, net of tax of $272                                  --                 559               559
Adjusted net loss before change in accounting principle                         $(7,414)             $ (577)           $ (547)
Cumulative effect of change in accounting principle, net of tax of $3,500       (12,385)                 --                --
                                                                               ---------             -------           -------
Adjusted net loss                                                              $(19,799)             $ (577)           $ (547)
                                                                               =========             =======           =======


Net income per share:
Basic net loss per share before change in accounting principle                    $(.57)              $(.14)            $(.15)
Add back: goodwill amortization, net of tax                                          --                 .07               .08
                                                                               ---------             -------           -------
Adjusted basic net loss per share before accounting change                        $(.57)              $(.07)            $(.07)
Cumulative effect of change in accounting principle, net of tax                    (.95)                 --                --
                                                                               ---------             -------           -------
Adjusted basic net loss per share                                                $(1.52)              $(.07)            $(.07)
                                                                               =========             =======            ======

Diluted net loss per share before change in accounting principle                  $(.57)              $(.14)            $(.15)
Add back: goodwill amortization, net of tax                                          --                 .07               .08
                                                                               ---------             -------           -------
Adjusted diluted net loss per share before accounting change                      $(.57)              $(.07)            $(.07)
Cumulative effect of accounting change, net of tax                                 (.95)                 --                --
                                                                               ---------             -------           -------
Adjusted diluted net loss per share                                              $(1.52)              $(.07)            $(.07)
                                                                               =========             =======           =======




Changes in the carrying amount of goodwill for the impairment recognized in 2002 are as follows:

                                                                 DMS                 Sparks               Total
                                                              -------                -------             -------
Balance at December 31, 2001                                  $15,885                $ 2,714             $18,599

Goodwill impairment in the first quarter 2002                 (15,885)                    --             (15,885)
                                                              -------                -------             -------
Balance at December 31, 2002                                       --                $ 2,714             $ 2,714
                                                              =======                =======             =======



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   NET INCOME PER COMMON SHARE
     ---------------------------

The following table sets forth the computation of basic and diluted net income per common share:

                                                               (in thousands except per share data)
                                                               ------------------------------------
                                                                   2002        2001        2000
                                                                ---------    -------    ---------

  Net loss before change in accounting principle                $ (7,414)    $(1,136)    $(1,106)
                                                                ========     =======     =======
  Net loss after change in accounting principle                 $(19,799)    $(1,236)    $(1,106)
                                                                ========     =======     =======

  Weighted average common
     shares outstanding used to compute
     basic net income per common share                            12,984      8,167        7,381

  Additional common shares to be issued
     assuming exercise of stock options,
     net of shares assumed reacquired                                 --        220           --

  Total shares used to compute diluted
     net income per common share                                  12,984      8,387        7,381
                                                                  ======      =====        =====

  Basic net loss per share before change in
     accounting principle                                          $(.57)     $(.14)       $(.15)
                                                                   =====      =====        =====
  Diluted net loss per share before change in
     accounting principle                                          $(.57)     $(.14)       $(.15)
                                                                   =====      =====        =====

  Basic net loss per share after change in
     accounting principle                                         $(1.52)     $(.14)       $(.15)
                                                                  ======      =====        =====
  Diluted net loss per share after change in
     accounting principle                                         $(1.52)     $(.14)       $(.15)
                                                                   ======      =====        =====

Options and warrants to purchase 7,492,000, 667,000 and 2,100,000 shares of common stock at prices ranging from $.50 per share to $6.25 per share were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise price was greater than the average market price of the common shares.

4.   STATEMENTS OF CASH FLOWS INFORMATION
     ------------------------------------

Cash paid for interest in 2002, 2001 and 2000 amounted to $314,000, $1,250,000 and $1,604,000, respectively.

Cash paid for income taxes in 2002, 2001 and 2000 amounted to $5,000, $29,000 and $788,000, respectively.

During 2001, the following non-cash transactions took place:

o The Company issued 265,070 shares of its common stock having a market value of $134,000 to certain employees and directors for stock awards and the Company's 401(k) plan contributions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2000, the following non-cash transactions took place:

o In January 2000, the Company issued 37,210 shares of its common stock having a market value of $100,000 in connection with its debt restructuring.

o The Company issued 59,454 shares of its common stock having a market value of $101,000 to certain employees under compensation arrangements.

5.   INVENTORIES, NET
     ----------------

Inventories at December 31 consist of the following:

                                                           (in thousands)
                                                           --------------
                                                       2002             2001
                                                       ----             ----

                            Raw materials            $  373          $   395
                            Work in process           4,400            3,636
                            Finished goods              950            2,567
                                                     ------          -------
                                                     $5,723          $ 6,598
                                                     ======          =======

The decrease in finished goods inventories was principally attributable to lower store fixtures inventories as a result of lower sales volume.

6.   INVESTMENT IN AFFILIATES
     ------------------------

On February 19, 1999, the Company paid $258,451 and issued 70,160 shares of its common stock having a market value of $3.25 per share for a 25% minority interest in Hans Uljee Explotatie en Beheer B.V. ("Uljee"), a Netherlands-based organization focusing on exhibit fabrication, interior design, event displays and graphics production. The excess cost over the 25% equity acquired was $362,000. Subsequent to the Company's 25% investment, Uljee changed its name to Sparks Europe, B.V. ("Sparks Europe"). Should Sparks Europe attain defined cumulative net income levels, the Company will be required to pay an additional amount in Eurodollars and/or its common stock, at the Company's option.

On February 1, 1998, the Company exchanged its 51% majority interest in Expose Display Systems, Inc. ("EDSI") and paid approximately $180,000 in cash for a 25% equity interest in Abex Display Systems Inc. ("Abex"), a portable/modular trade show exhibit manufacturer in Los Angeles, California. The Company recognized an impairment loss of approximately $1.2 million in the first quarter of 2002 related to its investment in Abex.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment at December 31 consist of the following:
                                                            (in thousands)
                                                            --------------
                                                            2002       2001
                                                          -------   -------
  Manufacturing equipment and vehicles                    $ 1,964   $ 1,988
  Office equipment and data processing                      7,239     7,290
  Leasehold improvements                                    3,017     3,080
  Showroom exhibits, construction in progress and other       877       465
                                                          -------   -------
                                                          $13,097   $12,823
   Less accumulated depreciation and amortization           9,168     7,976
                                                          -------   -------

                                                          $ 3,929   $ 4,847
                                                          =======   =======

Rental assets at December 31 consist of the following:
     Rental assets                                         $5,735    $5,187
     Less accumulated depreciation                          3,200     2,765
                                                           ------    ------
                                                           $2,535    $2,422
                                                           ======    ======

8.   ACCRUED EXPENSES AND OTHER

Accrued expenses and other at December 31, consist of the following:

                                                             (in thousands)
                                                             --------------
                                                             2002      2001
                                                           ------    ------
Customer deposits                                          $3,530    $5,423
Accrued compensation                                        1,232     1,889
Accrued payroll, sales and business taxes                     807       623
Accrued insurance costs                                       150       127
Accrued contractual costs                                     291       213
Other                                                       1,620     1,353
                                                           ------    ------
                                                           $7,630    $9,628
                                                           ======    ======

9.   DEBT OBLIGATIONS
     ----------------

On January 21, 2000, the Company restructured its bank debt with a Revolving Credit and Security Agreement (the "Facility"), providing for borrowing capacity based on a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). On May 16, 2002, the Company amended the Facility to change from an EBITDA basis to an asset-based arrangement. The amended Facility provides for borrowings based on a percentage of qualified accounts receivable and a percentage of up to $6.7 million of qualified inventories. The Facility is collateralized by all the Company's assets and bears interest at rates based primarily on the London Inter Bank Offering Rate (LIBOR) plus 3.25%. The Facility includes certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. Borrowings under this Facility were $4 million at December 31, 2002. The Company's borrowing capacity under the Facility was $7.5 million at December 31, 2002. Loan origination fees totaling $532,000, comprised of $432,000 of cash payments and issuance of 37,210 shares of the Company's common stock, will be amortized over the term of the Facility. The interest rates charged during 2002 ranged from 4.01% to 5.09%. Promissory Notes consist primarily of capitalized leases expiring in 2003.

The Company was not in compliance with the minimum tangible net worth covenant of the Facility at December 31, 2002 primarily as a result of a valuation allowance for deferred income taxes. To cure this non-compliance, the Facility was amended on March 11, 2003 to reduce the minimum tangible net worth covenant requirement from $7.8 million to $6 million at December 31, 2002. Additionally, the minimum tangible net worth covenant requirement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


remains consistent at $6 million for 2003. Based on the adjusted covenant requirements, it is probable that the Company will meet its minimum tangible net worth and other debt covenants during 2003. This amendment also reduced the maximum borrowing amount from $12 million to $8 million and changed the expiration date from January 1, 2004 to May 16, 2004.

The Company's debt obligations at December 31, consist of the following:

                                                          (in thousands)
                                                          --------------
                                                     2002                 2001
                                                     ----                 ----

         Revolving credit facility                 $4,000               $6,500
         Promissory Notes                             128                  259
                                                   ------               ------
                                                   $4,128               $6,759
         Less current portion                         128                  124
                                                   ------               ------
                                                   $4,000               $6,635
                                                   ======               ======

Aggregate future long-term debt maturities are as follows:

              Years ended December 31,            Amount
              ------------------------            ------
                        2003                      $  128
                        2004                       4,000
                                                  ------
                                                  $4,128
                                                  ======

10.  RELATED PARTY TRANSACTIONS
     --------------------------

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which contains a renewal option on May 14, 2009 and expires on May 14, 2019, requires minimum annual rent of $771,000 at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses.

In connection with the DMS Store Fixtures acquisition, employment agreements were made with two shareholders of the Company, which provided for guaranteed minimum annual payments of approximately $0.5 million. These agreements were mutually terminated in January 2001 eliminating the guaranteed minimum payments after February 2, 2001, which reduced administrative and general expenses by approximately $0.5 million in the first quarter of 2001.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company operates in leased office, warehouse and production facilities. Lease terms range from monthly commitments up to 17 years with options to renew at varying times. Certain lease agreements require the Company to pay utilities, taxes, insurance and maintenance.

As of December 31, 2002, future minimum lease commitments under non-cancelable operating leases are as follows:

                                                          (in thousands)
                                                          --------------
                     Year ended December 31,                  Amount
                     -----------------------                  ------
                               2003                           $ 2,130
                               2004                             1,968
                               2005                             1,916
                               2006                             1,804
                               2007                             1,027
                       2008 and thereafter                      9,543
                                                              -------
                 Total minimum lease commitments              $18,388
                                                              =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rental expense, exclusive of supplemental costs, was approximately $2,138,000, $2,135,000 and $3,153,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

The Company does not have any significant commitments or guarantees as of December 31, 2002 that are not already disclosed.

12.  INVESTMENT TRANSACTION
     ----------------------

On November 20, 2001, the Company issued 5,300,000 shares of its common stock and warrants expiring on November 19, 2011 to purchase 5,300,000 shares of its common stock for an aggregate of $2,650,000. This transaction was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001. Costs incurred in connection with this transaction were $378,000.

13.  WARRANTS AND STOCK OPTIONS
     --------------------------

Warrants

On November 20, 2001, the Company issued warrants expiring on November 19, 2011 to purchase an aggregate of 5,300,000 shares of common stock at an exercise price of $.50 per share in connection with an investment transaction approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001. The fair value of these warrants using the Black-Scholes pricing model was $742,000, which was recorded as a component of stockholders equity.

On October 12, 1999, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share to the Company's financial adviser in connection with a debt restructuring project. These warrants are exercisable on or before October 12, 2004.

Stock Options

In 1990, the Company adopted the 1990 Incentive Plan which provides for the granting of Incentive Stock Options ("ISO") and a 1990 Nonstatutory Option Plan which provides for the grantings of Nonstatutory options ("NSO") (collectively, "the 1990 Plans"). Under the 1990 Plans, 1,450,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's, and 85% of the market value of the shares in the case of NSO's.

In 1992, the Company adopted the 1992 Directors' and Consultants' Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to 73,600 common shares to directors and consultants who are neither principal stockholders, nor receive salary compensation. Prices are determined as in the 1990 Plan. The 1992 Plan was amended in June 1998 to eliminate non-discretionary annual stock awards, to provide stock awards or options as determined by the Board and to increase the authorized shares to a total of 250,000.

In 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") which provides for the granting of up to 735,000 Common Stock options, stock appreciation rights, stock units and restricted shares to employees, outside directors and consultants. Prices are determined as in the 1990 Plan. Terms of other securities are determined by a committee of the Board of Directors.

In 2001, the Company adopted the 2001 Equity Incentive Plan (the "2001 Plan") which provides for the granting of up to 2,000,000 Common Stock options and restricted shares to employees, outside directors and consultants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's. Terms of other securities are determined by a committee of the Board of Directors.

Options have been granted to employees outside of the foregoing plans as an incentive to accept employment with the Company, and the amount of options so granted does not exceed of 5% of the company's outstanding shares of Common stock.

The following is a summary of stock option transactions and exercise prices:


                                                Shares         Price Per Share        Weighted Average
                                                ------         ---------------        ----------------

Outstanding at December 31, 1999             1,691,222         $1.60 to $7.00             $3.10
                                            ==========


Granted                                        656,064         $1.60 to $4.00             $2.22
Expired                                       (607,264)        $1.60 to $7.00             $2.28
Exercised                                           --               --                      --
                                            ----------

Outstanding at December 31, 2000             1,740,022         $1.60 to $6.25             $3.03
                                            ==========


Granted                                         75,000              $2.00                 $2.00
Expired or cancelled                        (1,148,500)         $1.60 to 6.00             $2.94
Exercised                                           --               --                      --
                                            ----------

Outstanding at December 31, 2001               666,522         $2.00 to $6.25             $3.13
                                            ==========


Granted                                      1,676,242              $.50                   $.50
Expired or cancelled                          (250,919)        $2.13 to $4.00              3.05
Exercised                                           --               --                      --
                                            ----------

Outstanding at December 31, 2002             2,091,845          $.50 to $6.25             $1.03
                                            ==========

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2002:


                                                     Options Outstanding                        Options Exercisable
                                                     -------------------                        -------------------
                                                               Weighted Average
                                         Number of             ----------------             Number of         Weighted
                  Range of Exercise       Options         Remaining                          Options           Average
                        Prices           And Awards     Life (Years)     Exercise Price    and Awards      Exercise Price
                        ------           ----------     ------------     --------------    -----------     --------------

1990 Plans          $2.00 to $4.13             70,000       2.74             $2.30                70,000        $2.30

1992 Plan           $2.00 to $6.25            119,331       1.74             $3.43                99,339        $3.72

2000 Plan                $2.00                 60,000       3.04             $2.00                60,000        $2.00

2001 Plan                $.50               1,626,242       7.76              $.50             1,501,242         $.50

Other                $.50 to $6.00            216,272       1.36             $3.03               182,939        $3.49
                     -------------          ---------       ----             -----             ---------        -----

Grand Total          $.50 to $6.25          2,091,845       6.45             $1.03             1,913,520        $1.07
                     =============          =========       ====             =====             =========        =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of stock options exercisable at December 31, 2002, 2001 and 2000, and their respective weighted-average share prices:

                                                               Weighted Average
                                            Number of Shares    Exercise Price
                                           -----------------    --------------

Options exercisable December 31, 2002           1,913,520           $1.07
Options exercisable December 31, 2001             558,197           $2.72
Options exercisable December 31, 2000           1,257,597           $3.24


The Company adopted the disclosure - only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company will continue to apply the provisions of Accounting Principles Board Opinion 25 in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per common share would have been reduced to the pro forma amount as follows:

                                                                          (in thousands except per share amounts)
                                                                          ---------------------------------------
                                                                                   Year ended December 31,
                                                                            -----------------------------------
                                                                              2002          2001         2000
                                                                              ----          ----         ----

         Net loss                 As reported                               $(19,799)     $(1,136)      $(1,106)
                                                                            --------      -------       -------
                                  Deduct: Total stock-based employee
                                  compensation expense determined under
                                  fair value based method, net of tax           (290)         (16)         (252)
                                                                            ---------     -------       -------
                                  Pro forma                                 $(20,089)     $(1,152)      $(1,358)
                                                                            ========      =======       =======
         Diluted income (loss)
           per common share       As reported                                 $(1.52)       $(.14)        $(.15)
                                                                             =======      =======       =======
                                  Pro forma                                   $(1.55)       $(.14)        $(.18)
                                                                             =======      =======       =======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 2002, 2001 and 2000 include the following:

                   Assumption             2002          2001          2000
                   ----------             ----          ----          ----

         Dividend yield                   0.0%          0.0%          0.0%
         Risk-free rate                   4.0%          5.0%          6.0%
         Expected life                  3-5 years    3-5 years      3-5 years
         Expected volatility               62%          65%            71%
         Fair Value                       $.18          $.05          $1.02

14.  EMPLOYEE BENEFIT PLANS
     ----------------------

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. Charges to income with respect to this Plan were $64,000 in 2000. There were no charges in 2002 or 2001 with respect to this Plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES
     ------------

The components of the provision for (benefit from) income taxes were as follows:

                                             (in thousands)
                                  2002             2001               2000
                                 ------           -----              -----
         Current:
            Federal              $    -           $ 100              $ (90)
            State                     -               -                 26

         Deferred:
            Federal               4,552            (604)              (187)
            State                   234              42                (16)
                                 ------           -----              -----
                                 $4,786           $(462)             $(267)
                                 ======           =====              =====




A reconciliation of federal statutory income taxes to the Company's effective income tax expense is as follows:

                                               2002        2001       2000
                                               ----        ----       ----

         Federal statutory rate                $(894)      $(543)     $(487)
         State income tax, net of federal
            income tax effect                    234          48         14
         Non-deductible expenses                  28         192        201
         Non-taxable income                       --        (192)        --
         Valuation allowance                   5,384          --
         Other, net                               34          33          5
                                              ------       -----      -----
                                              $4,786       $(462)     $(267)
                                              ======       =====      =====


The net deferred tax asset at December 31, 2002 and 2001 consist of the following:

                                                      (in thousands)
                                                      --------------
                                                     2002       2001
                                                   -------    -------
         Accounts receivables                      $   120    $   193
         Inventories                                   395        477
         Property and equipment                         15        (34)
         Accrued expenses and compensation              40        108
         Goodwill and intangibles                    2,971       (912)
         Operating loss and credit carryforward      2,650      1,411
         Other, net                                    829        336
         Valuation allowance                        (7,020)      (313)
                                                   -------    -------
                                                      --      $ 1,266
                                                   =======    =======

In the fourth quarter 2002, the Company established a valuation allowance of $7 million to fully reserve for its deferred tax assets as of December 31, 2002. This allowance was based on an evaluation of several factors, including prior years' actual operating results and projected operating results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

Summarized unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are:

                                 (in thousands except per share amounts)
                                 ---------------------------------------
                            March 31    June 30    September 30    December 31
                            --------    --------   ------------    -----------
2002
----
Net sales                    $16,795     $21,419       $15,204        $17,764
Gross profit                   4,164       4,329         2,628          3,034
Net income (loss)*           (13,668)         45          (465)        (5,711)
Basic net income (loss)
  per common share             (1.05)         --          (.04)          (.44)
Diluted net income (loss)
  per common share             (1.00)         --          (.04)          (.44)

2001
----
Net sales                    $20,877     $22,150       $17,072        $16,873
Gross profit                   5,149       5,172         3,951          2,783
Net income (loss)                384         104          (256)        (1,368)
Basic net income (loss)
  per common share **            .05         .01          (.03)          (.14)
Diluted net income (loss)
  per common share **            .05         .01          (.03)          (.14)


* The first quarter of 2002 includes $1.2 million for a write-down in the Company's investment in an affiliate, and a $12.4 million impairment loss (net of a $3.5 million income tax benefit) for a change in accounting principle (adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"). The fourth quarter of 2002 includes an income tax valuation allowance of $5.4 million.


** Net income per common share amounts for each quarter are computed independently. The total of the quarterly per common share amounts differ from the full year amount primarily as a result of the weighted average impact of 5,300,000 additional shares issued in November of 2001 in connection with an investment transaction.



17. SUBSEQUENT EVENT
    ----------------

On February 21, 2003, the Company announced that it had entered into a merger agreement with Redwood Acquisition Corp. ("Redwood"). Redwood is controlled by four members of the Company's executive management, who are stockholders and directors of the Company, and certain other of the Company's shareholders and employees. If the merger is completed, shareholders of the Company, other than the shareholders included in the Redwood group, will receive $.30 in cash for each outstanding share of the Company's common stock. The members of the Redwood group will own Marlton's business if the merger is completed. The completion of the merger is subject to specified conditions, including the approval of the Company's shareholders at a special meeting of shareholders following a distribution of a proxy statement. Members of the Redwood group hold approximately 50% of the Company's common stock.

                           MARLTON TECHNOLOGIES, INC.

                          FINANCIAL STATEMENT SCHEDULE
           SCHEDULE (2) VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           -----------------------------------------------------------
                                 (in thousands)


---------------------- ------------------- ------------------------------------ -------------------- -----------------
      COLUMN A              COLUMN B                    COLUMN C                     COLUMN D            COLUMN E
      --------              --------                    --------                     --------            --------
                                                        Additions
--------------------- ------------------- ----------------- ------------------ -------------------- -----------------
Description            Balance at          Charged to        Charged to other   Deductions -         Balance at end
                       beginning of        costs and         accounts           Write-Offs           of period
                       period              expenses
---------------------- ------------------- ----------------- ------------------ -------------------- -----------------


                      For the Year Ended December 31, 2002
                      ------------------------------------

Allowances deducted from Assets to which they apply:


Trade accounts receivable    $  502           $   317               ---          $   510           $   309
Inventory obsolescence        1,121               361               ---              885               597
Deferred tax assets             313            *6,707               ---              ---             7,020

* In the fourth quarter 2002, the Company established a valuation allowance of $7 million to fully reserve for its deferred tax assets as of December 31, 2002. This allowance was based on an evaluation of several factors, including prior years' actual operating results and projected operating results.

                      For the Year Ended December 31, 2001
                      ------------------------------------

Allowances deducted from Assets to which they apply:

Trade accounts receivable       836               442               ---              776               502
Inventory obsolescence        1,214               853               ---              946             1,121
Deferred tax assets             ---               313               ---              ---               313


                      For the Year Ended December 31, 2000
                      ------------------------------------

Allowances deducted from Assets to which they apply:

Trade accounts receivable       410               804               ---              378               836
Inventory obsolescence          190             1,254               ---              230             1,214

                    AMENDMENT TO SECOND AMENDED AND RESTATED
                     REVOLVING CREDIT AND SECURITY AGREEMENT


         AMENDMENT dated as of March 11, 2003, by and among MARLTON TECHNOLOGIES, INC., a Pennsylvania corporation, successor to Marlton Technologies, Inc., a New Jersey corporation ("Marlton"), and certain subsidiaries executing this Amendment as Borrowers (together with Marlton, collectively, the "Borrowers") and WACHOVIA BANK, NATIONAL ASSOCIATION formerly known as FIRST UNION NATIONAL BANK, a national banking association, as Bank (the "Bank") and as Agent (the "Agent").

         WHEREAS, the Borrowers, the Agent and the Banks entered into a certain Second Amended and Restated Revolving Credit and Security Agreement dated as of May 16, 2002 (as amended on the date hereof and hereafter, the "Credit Agreement"); capitalized terms not otherwise defined herein having the meanings set forth in the Credit Agreement; and

         WHEREAS, the parties wish to amend certain provisions of the Credit Agreement;

         NOW THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto, intending to be legally bound, hereby agree as follows, effective on the date first above written.

         1. Definitions. Section 1.1 shall be amended to add the following:

            (a) "Maturity Date" means the earlier of the date the Loans are accelerated pursuant to Section 7.2 or May 16, 2004.

            (b) "Revolving Credit Commitment" means $8,000,000, as such amount may be reduced pursuant to Section 2.1 (C) hereof.

         2. Minimum Net Worth. Section 6.24 shall be amended to read in full as follows:

                      SECTION 6.24 Minimum Tangible Net Worth. MTI will maintain at the end of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2002, consolidated Tangible Net Worth in an amount not less than $6,000,000. Such Minimum Tangible Net Worth shall increase from time to time as follows: (A) on March 31, 2004, by 50% of MTI's cumulative consolidated net income for the fiscal year ending December 31, 2003; (B) by an amount equal to 100% of the net proceeds of each equity offering of MTI upon receipt thereof; and (C) by an amount equal to 100% of the net proceeds of the issuance of Subordinated Debt by MTI upon receipt thereof. For purposes of determining the required minimum as aforesaid (a) cumulative consolidated net income shall include consolidated net income for entire fiscal years only and shall be determined by reference to the financial statements delivered under
                      Section 6.1, (b) a consolidated net loss during any period shall be deemed to be consolidated net income in the amount of zero, and (c) MTI will be permitted to exclude up to a maximum of $1,000,000 in the aggregate of new cash equity contributions under clause (B) above.

         3. Schedule 2.1 "Revolving Credit Commitments" shall be replaced in its entirety by the new Schedule 2.1 attached to this Amendment, and the principal amount of the Revolving Credit Note shall be reduced to $8,000,000.

         4. Representations and Covenants. The Borrowers hereby represent, warrant and certify that, assuming the effectiveness of Paragraph 7 of this Amendment: (a) all representations and warranties contained in the Credit Agreement, including without limitation the schedules thereto (updated as attached hereto), are true, correct and complete on and as of the date hereof, (b) all covenants and agreements made in the Credit Agreement have been complied with and fulfilled, (c) no Default or Event of Default is in existence on the date hereof, and (d) this Amendment has been duly authorized, executed and delivered by each Borrower and is the legal, valid and binding obligation of each of the Borrowers, enforceable in accordance with its terms.

         5. Ratification. Other than as specifically set forth herein, the Borrowers hereby ratify and confirm the Credit Agreement and all instruments and agreements relating thereto, and confirm that (a) all of the foregoing remain in full force and effect, (b) each of the foregoing is enforceable against the Borrowers in accordance with its terms, and (c) Borrowers have no defenses to its obligations or claims relative to the Credit Agreement.

         6. Miscellaneous. Article IX of the Credit Agreement is incorporated herein by reference and shall apply to this Amendment. Execution of this Amendment shall not constitute an agreement by the Agent or any Bank to execute any other amendment, waiver or modification of the Credit Agreement. References to the Credit Agreement in any document relating thereto shall be deemed to include this Amendment. This Amendment may be executed in counterparts.

         7. Effectiveness. This Amendment shall be effective when the parties have each received a fully executed copy of this Amendment.







                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

IN WITNESS WHEREOF, Borrowers, the Agent and the Banks have caused this Amendment to be duly executed and delivered as of the date and year first above written.


              MARLTON TECHNOLOGIES, INC., a Pennsylvania corporation, successor to Marlton Technologies, Inc., a New Jersey corporation

              By: /s/ Robert B. Ginsburg
              Name: Robert B. Ginsburg
              Title: Chief Executive Officer


              SPARKS EXHIBITS & ENVIRONMENTS CORP. (formerly Sparks Exhibits Corp.), a Pennsylvania corporation

              SPARKS EXHIBITS & ENVIRONMENTS, INC. (formerly Sparks Exhibits, Inc.), a Georgia corporation

              SPARKS EXHIBITS HOLDING CORPORATION, a Delaware corporation

              SPARKS EXHIBITS & ENVIRONMENTS, LTD. (formerly Sparks Exhibits, Ltd.), a California corporation

              SPARKS EXHIBITS & ENVIRONMENTS INCORPORATED (formerly Piper Productions, Inc.), a Florida corporation

              SPARKS EXHIBITS & ENVIRONMENTS COMPANY,
              an Illinois corporation


              By: /s/ Robert B. Ginsburg
                  ----------------------
              Name: Robert B. Ginsburg
              Title: Chief Financial Officer

              DMS STORE FIXTURES LLC (formerly DMS Store Fixtures Corp.), a Pennsylvania limited liability company

              By: Sparks Exhibits & Environment Corp.,
                  its sole Member


              By: /s/ Robert B. Ginsburg
                  ----------------------
              Name: Robert B. Ginsburg
              Title: Chief Financial Officer


              WACHOVIA BANK, NATIONAL ASSOCIATION,
              formerly known as First Union
              National Bank, (for itself and as
              Agent)

              By: /s/ Stephanie Micua
                 --------------------
              Name: Stephanie Micua
              Title: Vice President

                                  Schedule 2.1
                                  ------------

                          Revolving Credit Commitments
                          ----------------------------



Wachovia Bank              $8,000,000


Total                      $8,000,000