Form 10-K/A
period 2002-12-31
MARLTON TECHNOLOGIES INC
filed 2003-04-30
CIK 96988

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

Commission File Number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                           --------------------------
                (Name of Registrant as specified in its charter)

        Pennsylvania                                      22-1825970
---------------------------------            -----------------------------------
   (State of incorporation)                 (IRS Employer Identification Number)


   2828 Charter Road, Philadelphia, PA                       19154
--------------------------------------------- ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:           (215) 676-6900
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

          Title of each class:                        Name of each exchange:
    --------------------------------             -------------------------------
       Common Stock, no par value                     American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Exchange Act:  None

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                               Yes__X____   No ______


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __X___

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2
of the Act).                                            Yes ______  No ___X___


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 was $3,438,000. As of March 12, 2003 there were 12,845,096 shares of Common Stock, no par value, of the Registrant outstanding. As of June 30, 2002 there were 12, 988,499 shares of Common Stock, no par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)      Directors

                                               Diretor
         Name                          Age     Since    Offices with Company
         ----                          ---     -----    --------------------
         Jeffrey K. Harrow             46      2001         Chairman
         Scott J. Tarte                40      2001       Vice Chairman
         AJ Agarwal                    36      2001             --
         Robert B. Ginsburg            49      1990     CEO & President
         Alan I. Goldberg              51      1991  General Counsel & Corporate Secretary
         Jerome Goodman                68      2002             --
         Washburn Oberwager            56      2002             --
         Richard Vague                 46      2001             --

Messrs. Harrow, Tarte, Ginsburg and Goldberg have employment agreements with the Company which require the Company and the Company Board to use their best efforts to cause them to be elected and re-elected as directors for a term equal to the term of their respective employment agreements. Pursuant to a Stockholders' Agreement (as more fully described in Item 12), Messrs. Harrow, Tarte and Ginsburg are required to vote for each of Messrs. Harrow, Tarte and Ginsburg, one designee of Mr. Harrow (who is Mr. Goodman) and one designee of Mr. Tarte (who is Mr. Agarwal), as directors of the Company.

         (b)      Executive Officers

                                              Officer
              Name                     Age    Since:     Offices with Company
              ----                     ---    -------     --------------------
              Jeffrey K. Harrow        46      2001         Chairman, Director
              Scott J. Tarte           40      2001     Vice Chairman, Director
              Robert B. Ginsburg       49      1990    CEO, President, Director
              Alan I. Goldberg         51      1990  General Counsel, Corporate Secretary, Director
              Stephen P. Rolf          47      2000      Chief Financial Officer


Pursuant to a Stockholders' Agreement, Messrs. Tarte, Harrow and Ginsburg have agreed to recommend to the Company Board that it elect Mr. Harrow as the Chairman of the Board of the Company, Mr. Ginsburg as the President and Chief Executive Officer of the Company, and Mr. Tarte as the Vice Chairman of the Board of the Company and as the Chief Executive Officer of each subsidiary of the Company.

         (c)      Family Relationships

                  Messrs. Harrow and Tarte are brothers-in-law, and each is the son-in-law of Mr. Goodman.

         (d)      Business Experience

Mr. Harrow has served as an officer of the Company since November 2001 and is currently Chairman of the Company. Mr. Harrow served as President and CEO of CMPExpress.com from 1999 through 2000. Mr. Harrow negotiated the sale of the

CMPExpress.com business to Cyberian Outpost, NASDAQ ticker (COOL) in September 2000. From 1982 through 1998, Mr. Harrow was the President, CEO and a Director of Travel One, which was then the 6th largest travel management company in the United States. Mr. Harrow previously served as a board member for the Company and has served as a board member for Eastern Airlines Advisory Board, Cherry Hill National Bank (sold to Meridian Bank), and Hickory Travel Systems. Mr. Harrow is a graduate of George Washington University School of Government and Business Administration earning his B.B.S. in 1979.

Mr. Tarte has served as an officer of the Company since November 2001 and is currently Vice Chairman of the Company. From January 2001 to November 2001, Mr. Tarte served as acting CEO of Medidata Solutions, a privately held technology company specializing in applications that streamline the data collection process for clinical trials of new drug compounds seeking FDA approval. In November 2001, Mr. Tarte resigned his position at Medidata but remains an investor in and advisor to that company. From January 1988 to November 1998, Mr. Tarte was an owner and served as Chief Operating Officer of Travel One. Mr. Tarte oversaw all corporate operations and finance of the company, and shared responsibility for strategic planning with Mr. Harrow. In November 1998, Travel One was sold to the American Express Corporation. Mr. Tarte launched American Express One, a $3 billion travel division representing a consolidation of the prior Travel One organization and over $2 billion of legacy American Express business. In December 1999, Mr. Tarte resigned his position with American Express but agreed to remain as a paid consultant. Mr. Tarte graduated from the University of Pennsylvania with a B.A. in 1984 and he received his law degree from Fordham University in 1987. Mr. Tarte currently serves on the Board of Directors of the Eaglebrook School, a private preparatory school for boys grades six through nine in Deerfield, Massachusetts.

Mr. Agarwal is a Senior Managing Director in the Mergers & Acquisitions Advisory Group for The Blackstone Group. Since joining Blackstone in 1992, Mr. Agarwal has worked on a variety of mergers and acquisitions transactions (both in an advisory capacity and as a principal). Before joining Blackstone, Mr. Agarwal was with Bain & Company. At Bain & Company, Mr. Agarwal completed a range of strategic consulting assignments in the information services industry. Mr. Agarwal graduated from Princeton University magna cum laude and Phi Beta Kappa and received an MBA from Stanford University Graduate School of Business. He serves as a trustee of Princeton University's Foundation for Student Communication, the publisher of Business Today magazine.

Mr. Ginsburg has served as an officer of the Company since August 1990 and is currently Chief Executive Officer and President of the Company. Mr. Ginsburg is a Certified Public Accountant. From 1985 to August 1990, Mr. Ginsburg was actively involved in the development and management of business opportunities, including the acquisition of manufacturing companies, investment in venture capital situations and the provision of finance and management consulting services as a principal of Omnivest Ventures, Inc.

Mr. Goldberg has served as an officer of the Company since August 1990 and is currently General Counsel and Corporate Secretary of the Company. Mr. Goldberg is a corporate attorney. From April 1987 through August 1990 he was involved in venture capital investments and business acquisitions as a principal of Omnivest Ventures, Inc.

Mr. Goodman retired as chairman of Travel One, then the nation's sixth-largest travel management company, upon the sale of that firm to American Express Company in November 1998. He had served as Chairman of Travel One since 1971 and was the sole shareholder from 1971 to 1994. Mr. Goodman was a member of the New Jersey Sports and Exposition Authority from 1991 to 1994 and its Chairman from 1992 to 1994. He also served as Chairman, President and Chief Executive Officer of First Peoples Financial Corporation (bank holding company) from 1987 to 1992 and President and Chief Executive Officer of First Peoples Bank of NJ from 1983 to 1987. He was a member of the Board of Directors of GBC Technologies, Inc. from 1992 to 1995 and a trustee of Resource Asset Investment Trust, a real estate investment trust, from 1997 to 1999. Mr. Goodman is a director of The Main Merchant Bank, LLC, and a member of the Board of Trustees of the University of the Sciences in Philadelphia and served as its Chairman from 1988 to 1991. His other directorships include Orleans Home Builders Inc., an American Stock Exchange listed company, and the Abramson Family Cancer Foundation of the University of Pennsylvania.

Mr. Oberwager was Chief Executive Officer and a co-owner from 1987 to 1999 of Western Sky Industries, Inc., a leading manufacturer of aircraft systems and components. This $170 million business was divested in 1999. Since that time, Mr. Oberwager has provided equity capital for high tech companies and has been a principal in Avery Galleries, which specializes in American paintings.

Mr. Vague co-founded Juniper Financial in 1999, a direct consumer bank with advanced internet and wireless functionality. Mr. Vague is the Chairman and CEO of Juniper Financial. Prior to co-founding Juniper Financial, from 1985 to 1999, Mr. Vague was co-founder, Chairman and CEO of First USA, a credit card company that grew from a virtual start-up in 1985 to the largest VISA credit card issuer in the world. He also served as chairman of Paymentech, the merchant payment-processing subsidiary of First USA and is a former board member of VISA.

Mr. Rolf became Chief Financial Officer and Treasurer of the Company in January 2000. Mr. Rolf was employed from 1977 to December 1999 by Hunt Corporation, a New York Stock Exchange listed manufacturer and distributor of office and graphics products, in various financial capacities, including Vice President and Controller.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and greater than 10% beneficial owners to file reports of ownership and changes in ownership of Company Common Stock with the Securities and Exchange Commission, the American Stock Exchange, and the Company. Based solely on a review of the copies of Forms 3, 4 or 5 and amendments thereto furnished to the Company, or written representations that no Forms 3, 4 or 5 were required, the Company believes that for 2002, the Company's directors, officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the aggregate amounts paid or accrued by the Company and its subsidiaries during the last three fiscal years to its Chief Executive Officer and to each of the most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000:


                                           Annual Compensation                 Long Term Compensation
                                                               Other     Restricted   Securities
                                                              Annual        Stock     Underlying   LTIP       All Other  on
        Name and                      Salary       Bonus    Compen-sation  Awards      Options/     Payouts   Compen-sati
   Principal Position       Year        ($)         ($)         ($)          ($)       SARs (#)       ($)        ($) (1)

Jeffrey K. Harrow (2)      2002    197,532 (4)       -           -            -            -           -           7,000
  Chairman                 2001     25,217           -           -            -            -           -          -

Scott J. Tarte (2)         2002    197,532(4)        -           -            -            -           -           7,000
  Vice Chairman            2001     25,217           -           -            -            -           -          -

Robert B. Ginsburg         2002    210,136(4)      24,000        -            -         623,369        -           7,000
  President and CEO        2001    218,545         28,570        -            -         175,000        -           6,000
                           2000    212,180           -           -            -                        -           6,800

Alan I. Goldberg           2002    157,623(4)        -           -            -         591,341        -           7,000
  General Counsel &        2001    163,928         21,430        -            -            -           -           6,000
  Corporate Secretary      2000    159,135           -           -            -         162,200        -           5,800


Stephen P. Rolf            2002    119,904(4)        -           -            -            -           -           1,000
  CFO                      2001    120,000         30,000        -            -            -           -           1,000
                           2000    120,000         30,000   50,000 (3)        -          60,000        -           2,000

-------------------


     (1) Consists solely of reimbursement of life and disability insurance premiums, and for 2000 up to $1,000 per year per individual for Company matching 401K Plan contributions in the form of restricted Company Common Stock, which Plan was available to all non-union employees of the Company.

     (2) Messrs. Harrow and Tarte assumed their executive officer roles with the Company on November 20, 2001.

     (3) Initial employment bonus.

     (4) These 2002 salaries reflect a mandatory leave policy implemented by the Company in 2002 whereby most Company employees, including Messrs. Ginsburg, Goldberg and Rolf, were required to take additional time off and received 80% of their salaries over a 10 week period. Messrs. Harrow and Tarte agreed to receive 50% of their salaries over this 10 week period.

                      option/SAR Grants in Last Fiscal Year

                                                  Individual Grants
                            --------------------------------------------------------------
                                                                                         Potential Realizable Value
                              Number of                                                   Assumed Annual Rates of
                             Securities       % of total                                   Stock Price Appreciation
                             Underlying      Options/SARs                                     for Option Term
                              Options/        Granted to       Exercise or
                                SARs         Employees in      Base Price      Expiration
           Name                Granted        Fiscal Year        ($/Sh)          Date         5% ($)       10% ($)

Robert B. Ginsburg (1)            623,369        51.3              .50         1/20/11       123,427       350,333
Alan I. Goldberg (1)              591,341        48.7              .50         1/20/11       117,086       332,334
Jeffrey K. Harrow                      --         --               --            --            --            --
Scott Tarte                            --         --               --            --            --            --
Stephen P. Rolf                        --         --               --            --            --            --

----------------------

     (1) All options are vested. These options were issued in exchange for the cancellation in November 2001 of the same number of stock options previously issued to these individuals.

                           Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values

                                                              Number of Securities       Value of Unexercised In the
                                                             Underlying Unexercised          Money Options/SARs
                          Shares Acquired      Value         Options/SAR FY-End (#)            at FY-End ($)
         Name             on Exercise (#)   Realized ($)   Exercisable/Unexercisable      Exercisable/Unexercisable
Jeffrey K. Harrow               --               --                 25,734/0                         0/0
Scott J. Tarte                  --               --                   0/0                            0/0
Robert B. Ginsburg              --               --                623,369/0                         0/0
Alan I. Goldberg                --               --                591,341/0                         0/0
Stephen P. Rolf                 --               --                 60,000/0                         0/0

             Long-Term Incentive Plans - Awards, in Last Fiscal Year

There were no long-term incentive plans awards made to any of the above individuals in 2002.

Compensation of Directors

For 2002, directors not employed by the Company received (i) a fee of $500 for each Board meeting attended in person and $250 for participation by telephone,
(ii) a fee of $250 for each committee meeting attended whether in person or by telephone, and (iii) for any new director in 2002, a stock option award of 100,000 shares with an exercise price equal to the fair market value on the date of grant, vesting 50% initially and 25% at each of the next two Company annual meetings based on continued service as a director, and expiring after a period of five years. Directors employed by the Company receive no additional compensation for their services as directors of the Company.

Employment Contracts and Termination of Employment and Change-in Control Arrangements.

Pursuant to employment agreements dated November 20, 2001 with a term continuing at least through December 31, 2002 and renewing thereafter for successive one year terms until terminated by either party with 90 days prior written notice, Mr. Ginsburg is employed as the Company's President and Chief Executive Officer, Mr. Harrow is employed as the Company's Chairman, and Mr. Tarte is employed as the Company's Vice Chairman and as the Chief Executive Officer of each of the Company's subsidiaries, in each case at a base salary of $218,445 for 2001, to be reviewed annually by the Company's Board of Directors to consider future adjustments. Their employment agreements also provide that the salary and bonus (excluding 2001) for each of these three executive officers will be no less than the salary and bonus provided to the other two executive officers. Pursuant to the Stockholders' Agreement, Messrs. Harrow, Tarte and Ginsburg have agreed to recommend to the Company Board that it employ these individuals in these capacities. For 2002 and thereafter, Messrs. Harrow, Tarte and Ginsburg will each receive a bonus in accordance with a new bonus plan to be determined by the Compensation Committee. For 2002 Mr. Ginsburg was paid a bonus of $24,000, which amount will be applied to reduce any future bonus entitlement. For 2003, Mr. Ginsburg will be paid a bonus of $20,000, which amount will also be applied to reduce any future bonus entitlement. Messrs. Harrow and Tarte are brothers-in-law.

Pursuant to an employment agreement with a term continuing at least through December 31, 2002 and terminable by the Company with 365 days notice, Mr. Goldberg is employed as the Company's General Counsel and Corporate Secretary at a base salary of $163,909 for 2001, with annual increases of 3%. Mr. Goldberg receives an annual bonus ranging (i) from .75% of the Company's pre-tax profit if the Company's annual earnings per share increases over the prior year by at least 5%, to (ii) 5.25% of the Company's pre-tax profit if the Company's annual earnings per share increases over the prior year by at least 25%.

Pursuant to an employment agreement commencing January 10, 2000 and continuing until terminated by either party, Mr. Rolf is employed as the Company's Chief Financial Officer at a current base salary of $125,000 per year. Mr. Rolf receives an annual bonus ranging (i) from $30,000 if the Company's pre-tax profit is at least 5% of sales, to (ii) $100,000 if the Company's pre-tax profit is a least 12% of sales, adjusted for certain amortization and interest costs. A minimum annual bonus of $30,000 was guaranteed for 2000.

In the event of termination of employment without cause by the Company, each of Messrs. Harrow, Tarte, Ginsburg and Goldberg is entitled to all compensation payable under his respective employment agreement over the remaining term and the economic benefit of all stock options as if his employment agreement were not terminated, and Mr. Rolf is entitled to continuation of his base salary for a period of six months after termination.

Compensation Committee Interlocks and Insider Participation

During 2002, Messrs. Agarwal, Vague and Oberwager have served as the Compensation Committee of the Board of Directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the shares of the Company's common stock beneficially owned as of April 25, 2003, by (i) the Company's directors; (ii) the Company's executive officers; (iii) the Company's directors and executive officers as a group; and (iv) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock.

                                                        Sole Ownership (17)                    Shared Ownership (17)
                                                 -----------------------------------     ----------------------------------

                                                 Amount and                           Amount and
                                                 Nature of                            Nature of
                                                 Beneficial         Percentage        Beneficial         Percentage
                                                 Ownership          Ownership(1)      Ownership          Ownership(1)

Jeffrey K. Harrow (2)(17)                           4,030,734       27.1%             12,714,499              65.5%

Scott J. Tarte(3)(17)                               4,000,000       26.9%             12,714,499              65.5%

Robert B. Ginsburg(4)(5)(17)                        2,679,017       18.5%             12,714,499              65.5%

Alan I. Goldberg(5)(6)(17)                          1,300,772        9.5%             12,714,499              65.5%

A.J. Agarwal (7)                                      100,000       *                    100,000              *

Jerome Goodman(8)                                     119,100       *                    119,100              *

Richard Vague(9)                                      100,000       *                    100,000              *

Washburn Oberwager(10)                                100,000       *                    100,000              *

Stephen P. Rolf(11)                                    61,000       *                     61,000              *

All directors and executive officers as a          12,490,623       62.9%             13,194,599              66.4%
group (9 persons)(12)

Lawrence Schan(13)                                    990,550        7.7%                990,550               7.7%

Stanley D. Ginsburg(14)                               815,467        6.3%                815,467               6.3%

Ira Ingerman(15)                                      774,367        6.0%                774,367               6.0%

Lombard Associates(16)(17)                            703,976        5.5%             12,714,499              65.5%

______________

*        Less than 1%


     (1)   Percent of class has been computed on the basis of 12,845,096 shares of the Company's common stock outstanding as of
           April 28, 2003.

     (2)   Includes an aggregate of 2,025,734 shares which Mr. Harrow may acquire upon the exercise of outstanding warrants and options.

     (3)   Includes an aggregate of 2,000,000 shares which Mr. Tarte may acquire upon the exercise of outstanding warrants and options.

     (4)   Includes an aggregate of 1,630,021 shares which Mr. Ginsburg may acquire upon the exercise of outstanding options and warrants.

     (5)   Does not include for each of Messrs. Goldberg and Ginsburg 110,674 shares held by the Company's 401(k) Plan for the benefit of the Company's employees. Each of Messrs. Goldberg and Ginsburg is a trustee of such plan, and each disclaims beneficial ownership of all such shares except those shares held for his direct benefit as a participant in such plan.

     (6)   Includes an aggregate of 896,221 shares which Mr. Goldberg may acquire upon the exercise of outstanding options and warrants.

     (7)   Includes an aggregate of 100,000 shares which Mr. Agarwal may acquire upon the exercise of outstanding options and warrants.

     (8)   Includes an aggregate of 100,000 shares which Mr. Goodman may acquire upon the exercise of outstanding options and warrants and 19,100 he owns indirectly.

     (9)   Includes an aggregate of 100,000 shares which Mr. Vague may acquire upon the exercise of outstanding options and warrants.

     (10)  Includes an aggregate of 100,000 shares which Mr. Oberwager may acquire upon the exercise of outstanding options and warrants.

     (11)  Includes an aggregate of 60,000 shares which Mr. Rolf may acquire upon the exercise of outstanding options and warrants.

     (12)  Includes shares beneficially owned by Messrs. Harrow, Tarte, R. Ginsburg, Goldberg, Agarwal, Goodman, Vague, Oberwager
           and Rolf. The address for each of the Company's executive officers and directors is 2828 Charter Road, Philadelphia,
           Pennsylvania, 19154.

     (13)  Mr. Schan's address is: 507 Fishers Road, Bryn Mawr, PA 19010.

     (14)  Mr. Stanley Ginsburg's address is: 50 Belmont Ave., #1014, Bala Cynwyd, PA 19004.

     (15)  Mr. Ingerman's address is: 1300 Centennial Road, Narbeth, PA 19072.

     (16)  Lombard Associates is a sole proprietorship owned by Charles P. Stetson, Jr. and its address is: 115 East 62nd Street,
           New York, New York 10021.


     (17)  On February 26, 2003, a Schedule 13E-3 was filed with respect to a proposed merger between the Company and Redwood
           Acquisition Corp., a newly formed entity to be owned by Messrs. Harrow, Tarte, R. Ginsburg, Goldberg and Lombard
           Associates (Charles P. Stetson, Jr.) (the "Affiliated Shareholders"). For each of the Affiliated Shareholders, the above
           Sole Ownership columns exclude shares of common stock beneficially owned by the other Affiliated Shareholders, and the above Shared Ownership columns include shares of common stock beneficially owned by all of the other Affiliated
           Shareholders. Each Affiliated Shareholder disclaims beneficial ownership of all shares other than those included next to his name under the Sole Ownership columns.

Stockholder's Agreement

On November 20, 2001, Messrs. Tarte, Harrow and Ginsburg and the Company entered into a Stockholders' Agreement pursuant to which, with certain exceptions, (i) Messrs. Tarte and Harrow have the right to designate that number of individuals as nominees (which nominees include Tarte and Harrow) for election as directors as shall represent a majority of the Company Board, (ii) Messrs. Tarte, Harrow and Ginsburg will vote their shares of Company Common Stock in favor of the Messrs. Tarte and Harrow designees and Mr. Ginsburg, (iii) without the prior written consent of Mr. Ginsburg, for a period of seven years following the effective date of the Stockholders' Agreement, Messrs. Tarte and Harrow agreed not to vote any of their shares of Company Common Stock in favor of (x) the merger of the Company, (y) the sale of substantially all of the Company's assets, or (z) the sale of all the shares of Company Common Stock, in the event that in connection with such transactions the shares of Company Common Stock are valued at less than $2.00 per share, (iv) Messrs. Tarte, Harrow and Ginsburg have agreed to recommend to the Company Board that it elect Mr. Harrow as the Chairman of the Board of the Company, Mr. Ginsburg as the President and Chief Executive Officer of the Company, and Mr. Tarte as the Vice Chairman of the Board of the Company and as the Chief Executive Officer of each subsidiary of the Company, and (v) Messrs. Tarte, Harrow and Ginsburg shall have a right of first refusal with respect to one another in connection with any sale of the shares of Company Common Stock held by them. The term of the Stockholders' Agreement is 20 years.

Merger Agreement

The Company and Redwood Acquisition Corp. entered into a merger agreement in February, 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. These eight shareholders (which includes all of the Company's executive officers other than Steven Rolf) control approximately 50% of the Company's common stock and will own the Company if the merger is completed. The completion of the merger is subject to the satisfaction of certain conditions, including obtaining the vote of a majority of the votes cast by all of the Company's shareholders entitled to vote on the merger agreement at a meeting at which a quorum is present. No assurance can be given that the merger will be completed.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company previously leased its principal facility in Philadelphia from an independent third party pursuant to a lease expiring October 1, 2004, with renewal options at a rental equal to fair market value. The triple net rent was $2.44 per square foot until October 1, 1999, $ 2.54 until October 1, 2001, $2.61 until October 1, 2002, $2.60 until October 1, 2003 and $2.70 until October 1, 2004. In May 1999, 2828 Partnership L.P., a limited partnership whose general partners are Stanley Ginsburg and Ira Ingerman, purchased the Philadelphia facility, and entered into a new lease with the Company (the "New Lease"). The New Lease provides for a term of 20 years, an option for the Company to terminate after 10 years subject to the landlord's ability to relet the premises, triple net rent for the first 10 years at a rate of $2.59 per foot and thereafter at a formula rate based on the hypothetical refinanced mortgage debt, plus $.74 per square foot. Upon a change in control of the Company, the rent will be reset at then fair market value if greater than the existing base rent. Following this transaction, the Company built a 15,800 square foot addition onto the facility to accommodate its need for additional office space for its internal needs and to relocate the DMS Store Fixtures operations into this location, at a total cost of approximately $1,500,000. Upon completion of this addition, the landlord reimbursed the Company for its actual construction costs, less certain financing and closing costs, and the triple net rent was increased by $13,666.75 per month for the remainder of the first 10 years, reflecting the additional debt service and costs incurred by the landlord to finance the addition.

Messrs. Stanley Ginsburg and Ira Ingerman are listed as 5% or more beneficial owners of Company Common Stock, and Stanley Ginsburg is the father of Robert B. Ginsburg, the President and CEO of the Company.

See Item 12 - Merger Agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment Number 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.




                           MARLTON TECHNOLOGIES, INC.

                      By: /s/ Robert B. Ginsburg, President
                              -----------------------------
                              Robert B. Ginsburg, President


                By: /s/ Stephen P. Rolf, Chief Financial Officer
                        ----------------------------------------
                        Stephen P. Rolf, Chief Financial Officer


Dated:    April 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Amendment Number 1 to the Annual Report of Marlton Technologies, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert B. Ginsburg, Chief Executive Officer of the Company, and Stephen P. Rolf, Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert B. Ginsburg                               /s/ Stephen P. Rolf
    ------------------                                   ---------------
    Robert B. Ginsburg                                   Stephen P. Rolf

Chief Executive Officer                                  Chief Financial Officer

April 28, 2003                                           April 28, 2003

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

(1) I, Robert B. Ginsburg, certify that I have reviewed this Amendment Number 1 to the annual report on Form 10-K of Marlton Technologies , Inc.;

(2) Based on my knowledge, this Amendment Number 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


(3) Based on my knowledge, the financial statements, and other financial information included in this Amendment Number 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment number 1 to the annual report;


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

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
              (c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April, 28, 2003

/s/ Robert B. Ginsburg
    ------------------
     Robert B. Ginsburg
 Chief Executive Officer

                CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                          OF THE SARBANES-OXLEY ACT OF 2002

         (1) I, Stephen P. Rolf, certify that I have reviewed this Amendment Number 1 to the annual report on Form 10-K of Marlton Technologies, Inc.;

         (2) Based on my knowledge, this Amendment Number 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report

         (3) Based on my knowledge, the financial statements, and other financial information included in this Amendment Number 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment Number 1 to the annual report;

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

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and (c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 28, 2003

/s/ Stephen P. Rolf
    ---------------
    Stephen P. Rolf
Chief Financial Officer