Form 10-Q
period 2003-03-31
MARLTON TECHNOLOGIES INC
filed 2003-05-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)


                     Pennsylvania                                                        22-1825970
------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)

              2828 Charter Road                        Philadelphia                 PA             19154
-------------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                 City                   State             Zip

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

             Yes                              No
                  ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:
12,845,096

            Transitional Small Business Disclosure Form (check one):

             Yes                              No          X
                  -----------------               ------------------

Item 1.  FINANCIAL STATEMENTS

                           MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                          (In thousands except share and per share data)

                                                                     March 31,        December 31,
                                     ASSETS                            2003               2002
                                                                     --------           --------
Current:
   Cash and cash equivalents                                         $    551           $    880
   Accounts receivable, net of allowance
     of $321 and $309, respectively                                     8,995              8,083
   Inventories                                                          4,535              5,723
   Prepaid and other current assets                                     1,143              1,042
                                                                     --------           --------
          Total current assets                                         15,224             15,728

Investment in affiliates                                                  259                259
Property and equipment, net of accumulated
     depreciation of $9,515 and $9,168, respectively                    3,689              3,929
Rental assets, net of accumulated depreciation
        of $3,359 and $3,200, respectively                              2,501              2,535
Goodwill                                                                2,714              2,714
Other assets, net of accumulated amortization
        of $1,405 and $1,349, respectively                                155                211
Notes receivable                                                          156                233
                                                                     --------           --------
          Total assets                                               $ 24,698           $ 25,609
                                                                     ========           ========

                  LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long-term debt                                 $     95           $    128
   Accounts payable                                                     4,204              4,509
   Accrued expenses and other current liabilities                       5,454              7,630
                                                                     --------           --------
          Total current liabilities                                     9,753             12,267
                                                                     --------           --------

Long-term liabilities:
   Long-term debt, net of current portion                               5,187              4,000
   Deferred income taxes                                                   --                 --
                                                                     --------           --------
          Total  long-term liabilities                                  5,187              4,000
                                                                     --------           --------

          Total liabilities                                            14,940             16,267
                                                                     --------           --------

Commitments and contingencies                                              --                 --
Stockholders equity:
   Preferred stock, $.10 par - shares authorized
      10,000,000; no shares issued or outstanding                          --                 --
   Common stock, no par value - shares authorized 50,000,000;
      12,993,499 issued at March 31, 2003 and December 31, 2002            --                 --
   Stock warrants                                                         742                742
   Additional paid-in capital                                          32,951             32,951
   Accumulated deficit                                                (23,788)           (24,204)
                                                                     --------           --------
                                                                        9,905              9,489
   Less cost of 148,403 treasury shares                                  (147)              (147)
                                                                     --------           --------
          Total stockholders equity                                     9,758              9,342
                                                                     --------           --------
          Total liabilities and stockholders equity                  $ 24,698           $ 25,609
                                                                     ========           ========


  The accompanying notes and the notes to the financial statements included in the Registrant's
          Annual Report and Form 10-K are an integral part of these financial statements.

                                                2

                           MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                               (In thousands except per share data)

                                                              For the three months ended
                                                       March 31, 2003               March 31, 2002
                                                       --------------               --------------
Net sales                                                $ 17,456                      $ 16,795
Cost of sales                                              13,054                        12,631
                                                         --------                      --------
Gross profit                                                4,402                         4,164

     Selling expenses                                       2,300                         2,191
     Administrative and general expenses                    1,645                         1,752
                                                         --------                      --------
Operating profit                                              457                           221

Other income (expense):
     Interest and other income                                  4                            28
     Interest expense                                         (45)                         (115)
     Loss from investments in affiliates                       --                        (1,156)
                                                         --------                      --------
Income (loss) before income taxes
     and change in accounting principle                       416                        (1,022)

Provision for income taxes                                     --                           261
                                                         --------                      --------
Net income (loss) before
     change in accounting principle                           416                        (1,283)

Cumulative effect of change in accounting
     principle, net of tax benefit                             --                       (12,385)
                                                         --------                      --------
Net income (loss) after
     change in accounting principle                         $ 416                     $ (13,668)
                                                         ========                      ========

Net income (loss) per common share:

Before change in accounting principle:
   Basic                                                     $.03                         $(.10)
                                                         ========                      ========
   Diluted                                                   $.03                         $(.09)
                                                         ========                      ========

After change in accounting principle:
   Basic                                                     $.03                        $(1.05)
                                                         ========                      ========
   Diluted                                                   $.03                        $(1.00)
                                                         ========                      ========


  The accompanying notes and the notes to the financial statements included in the Registrant's
          Annual Report and Form 10-K are an integral part of these financial statements.

                           MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                          (In thousands)

                                                                      For the three months ended
                                                                  March 31, 2003      March 31, 2002
                                                                  --------------      --------------
Cash flows from operating activities:
   Net income (loss)                                                 $   416             $(13,668)
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     562                  636
       Loss from investments in affiliates                                --                1,156
       Cumulative effect of accounting change                             --               12,385
       Non-cash compensation and other operating items                    --                  191
     Change in operating assets and liabilities:
          (Increase) decrease in accounts receivable, net               (912)               2,164
          Decrease in inventories                                      1,188                  286
          (Increase) decrease in prepaid and other assets               (101)                  87
          Decrease in accounts payable, accrued
              expenses and other current liabilities                  (2,481)              (1,732)
                                                                     -------             --------
       Net cash (used for) provided by operating activities           (1,328)               1,505
                                                                     -------             --------

Cash flows from investing activities:
   Capital expenditures                                                 (232)                (366)
                                                                     -------             --------
      Net cash used for investing activities                            (232)                (366)
                                                                     -------             --------


Cash flows from financing activities:
     Proceeds from (payments for) revolving credit facility, net       1,187               (2,100)
     Payments for promissory note                                        (33)                 (83)
     Proceeds from notes receivable                                       77                   --
                                                                     -------             --------
     Net cash provided from (used for) financing activities            1,231               (2,183)
                                                                     -------             --------

Decrease in cash and cash equivalents                                   (329)              (1,044)

Cash and cash equivalents - beginning of period                          880                1,233
                                                                     -------             --------
Cash and cash equivalents - end of period                            $   551             $    189
                                                                     =======             ========


  The accompanying notes and the notes to the financial statements included in the Registrant's
          Annual Report and Form 10-K are an integral part of these financial statements.

                                                4

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2002.

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

2. MAJOR CUSTOMERS:

During the first quarter of 2003, one customer accounted for 16% of the Company's total net sales. During the first quarter of 2002 a different customer accounted for 15% of the Company's total net sales.

3. PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                                                  Three months ended
                                                                          March 31, 2003      March 31, 2002
                                                                          --------------      --------------
Net income (loss) before change in accounting principle                        $416               $ (1,283)
                                                                               ====               ========
Net income (loss) after change in accounting principle                         $416               $(13,668)
                                                                               ====               ========
Weighted average common
   shares outstanding used to compute basic net income (loss)
   per common share                                                          12,845                 12,988

Additional common shares to be issued
   assuming the exercise of stock options, net of shares
   assumed reacquired                                                            --                    731
                                                                             ------                 ------

Total shares used to compute diluted
   net income (loss) per common share                                        12,845                 13,719
                                                                             ======                 ======

Basic net income (loss) per share before change in accounting
   principle                                                                   $.03                 $ (.10)
                                                                               ====                 ======
Diluted net income (loss) per share after change in accounting
   principle                                                                   $.03                 $ (.09)
                                                                               ====                 ======

Basic net income (loss) per share after change in accounting
   principle                                                                   $.03                 $(1.05)
                                                                               ====                 ======
Diluted net income (loss) per share after change in accounting
   principle                                                                   $.03                 $(1.00)
                                                                               ====                 ======

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Excluded in the computation of diluted income per common share were options and warrants to purchase 7,373,512 and 561,103 shares of common stock, which were outstanding at March 31, 2003 and 2002, respectively, because the option and warrant exercise prices were greater than the average market price of the common shares.

4. INVENTORIES:

Inventories, as of the respective dates, consists of the following (in thousands):

                        March 31, 2003     December 31, 2002
                        --------------     -----------------

Raw materials              $  404               $  373
Work in process             2,467                4,400
Finished goods              1,664                  950
                           ------               ------
                           $4,535               $5,723
                           ======               ======

5. INVESTMENTS IN AFFILIATES

The Company recorded an impairment loss of $1.2 million for its investment in a portable trade show exhibit manufacturer in the first quarter of 2002. No income tax benefit was recorded in connection with this capital loss.

During the first quarter of 2002 the Company also recorded a valuation allowance of $191,000 against a deferred tax asset associated with a capital loss, which resulted from the write-off of an investment in an affiliate located in the United Kingdom. Management concluded that the Company will most likely not be able to generate capital gains in the next two years that would be sufficient to realize the tax benefit from this capital loss.

6. ACCOUNTING CHANGE (ADOPTION OF SFAS NO. 142)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which eliminates amortization of these assets and requires annual testing for impairment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are the DMS Store Fixtures business ("DMS") and the Sparks Exhibits & Environments businesses ("Sparks"). SFAS 142 requires a comparison of the reporting unit's fair value, which is determined based on discounted cash flows, to its carrying value to determine potential impairment. If the fair value is less than the carrying value, an impairment loss is recognized. The Company recorded an impairment loss of $12.4 million in the first quarter of 2002 in connection with the adoption of SFAS 142.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145, among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2003 as compared with three months ended March 31, 2002

Sales
-----

                                                     Three Months Ended
                                                       (in thousands)
                                           March 31, 2003         March 31, 2002
                                           --------------         --------------

Trade show exhibits group                      $14,017              $12,465
Permanent and scenic displays group              3,439                4,330
                                               -------              -------

Total sales                                    $17,456              $16,795
                                               =======              =======

Total net sales of $17.5 million for the first quarter of 2003 grew 4% from total net sales for $16.8 million for the first quarter of 2002. This increase was led by higher sales of trade show exhibits and related services, which grew 12% in the first quarter of 2003 as compared with the same prior year period. Certain of the company's Fortune 100 customers increased their trade show budgets in the first quarter of 2003. The 21% decrease in permanent and scenic displays sales was principally attributable to lower sales of store fixtures, which decreased 31%, partially offset by higher sales of permanent museum display sales, which increased 12% in the first quarter of 2003 as compared with the same prior year period.

Operating Profit
----------------

Gross profit, as a percentage of net sales, of 25.2% for the first quarter of 2003 was essentially unchanged from the first quarter of 2002.

Selling expenses of $2.3 million, or 13.2% of net sales, for the first quarter of 2003 increased slightly from $2.2 million, or 13% of net sales, for the same prior year period.

Administrative and general expenses were reduced to $1.6 million in the first quarter of 2003 from $1.8 million in the comparable prior year period. This reduction was principally attributable to lower amortization expense and cost reduction initiatives, particularly for the Company's store fixtures business.

Operating profit increased to $457,000 for the first quarter of 2003 from $221,000 for the same period of 2002 due, in large part, to higher sales volume.

Other Income/(Expense)
----------------------

In the first quarter of 2002, management determined that the Company's investment in a portable tradeshow exhibit manufacturer was not recoverable, which resulted in an impairment loss of $1.2 million from investments in affiliates.

Net Income/(Loss) Before Change in Accounting Principle
-------------------------------------------------------

The Company generated net income before change in accounting principle of $0.4 million in the first quarter of 2003 as compared with a net loss of $1.3 million in the corresponding period of 2002. The improvement was principally attributable to higher sales volume in 2003 as well as the impairment loss incurred in 2002.

Provision for Income Taxes
--------------------------

In the first quarter of 2003, the Company's income tax expense related to the $0.4 million pre-tax income is deferred and was offset by the deferred tax benefit previously recorded, for which a valuation allowance was established in the fourth quarter of 2002.

In the first quarter of 2002, the Company did not recognize an income tax benefit from the $1.2 million impairment loss from investments in affiliates because this capital loss was not expected to be offset by capital gains within the required statutory period. The provision for income taxes of $261,000 recorded in the first quarter of 2002 also included a valuation allowance of $191,000 related to a 1999 capital loss incurred in connection with the Company's investment in a United Kingdom affiliate.

Cumulative Effect of Accounting Change
--------------------------------------

The Company recorded an impairment loss of $12.4 million in the first quarter of 2002 in connection with adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Backlog
-------

The Company's backlog of orders was approximately $20 million at March 31, 2003 and $18 million at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $5.5 million at March 31, 2003 from $3.5 million at December 31, 2002. The increase in working capital was principally attributable to a $2.2 million reduction in customer deposits (included in accrued expenses and other current liabilities) primarily related to projects completed during the first quarter of 2003.

The Company had borrowings of $5.2 million from its Revolving Credit and Security Agreement (the "Facility") with its bank at March 31, 2003. The Facility, which expires on May 16, 2004, is collateralized by all of the Company's assets and bears interest at rates based on the London Inter Bank Offering Rate (LIBOR), plus 3.25%. The Facility includes certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricts the Company's ability to pay dividends. The Company was in compliance with these financial covenants at March 31, 2003. Borrowing capacity under this Facility was $8 million at March 31, 2003.

The Company has lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                              (in thousands)

                            2003            2004            2005           2006            2007          After 2007
                            ----            ----            ----           ----            ----          ----------
Lease commitments          $1,650          $1,977          $1,918          $1,804          $1,027          $8,770

Debt maturities                95           5,187              --              --              --              --

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, requires minimum annual rent of $771,000 at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses. The Company has the option to terminate this lease in 2009.

OUTLOOK

The Company expects sales for 2003 to be below those in 2002. In view of current economic conditions, the Company expects its trade show exhibit client base of Fortune 1000 companies to closely manage marketing expense budgets, which would inhibit trade show exhibit sales and profit margins. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of lower sales volume.

RECENT DEVELOPMENTS

The Company and Redwood Acquisition Corp. entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. These eight shareholders (which includes all of the Company's executive officers other than its Chief Financial Officer) control approximately 50% of the Company's common stock and will own the Company if the merger is completed. The completion of the merger is subject to the satisfaction of certain conditions, including obtaining the vote of a majority of the votes cast by all of the Company's shareholders entitled to vote on the merger agreement at a meeting at which a quorum is present. EOS Partners and SG Capital Partners issued a press release on April 8, 2003 with regard to their proposed acquisition of the Company at a price of $ ..375 per share. EOS' and SG's prior correspondence with the Company indicated their proposal was non-binding and subject to their conducting due diligence and certain other conditions listed by them. Notwithstanding the conditional nature of their proposal, the Company has signed a confidentiality agreement with them, has provided due diligence materials to them and has requested EOS and SG to provide a firm acquisition offer and form of acquisition agreement if they intend to proceed, to disclose their plans for the Company's employees, suppliers and customers in view of their ownership of a competitor, to demonstrate their ability to obtain shareholder approval in view of Redwood's control of approximately 50% of the Company's voting shares, and to reimburse the Company for certain expenses if their proposed transaction does not close. No assurance can be given that a merger or acquisition of the Company involving Redwood or any other party will be completed. The Company does not undertake to update the information set forth above with respect to EOS' and SG's proposal to acquirer the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145, among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $5.2 million from its revolving credit facility at March 31, 2003.

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


PART II - OTHER INFORMATION
---------------------------

Responses to Items one through six are omitted since these items are either inapplicable or the response thereto would be negative.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.


Robert B. Ginsburg
-------------------------------------
Robert B. Ginsburg
President and Chief Executive Officer


Stephen P. Rolf
-------------------------------------
Stephen P. Rolf
Chief Financial Officer



Dated: May 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with the Quarterly Report of Marlton Technologies, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert B. Ginsburg, Chief Executive Officer of the Company, and Stephen P. Rolf, Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Robert B. Ginsburg                                 Stephen P. Rolf
-----------------------                            -------------------
Robert B. Ginsburg                                 Stephen P. Rolf

Chief Executive Officer                            Chief Financial Officer

May 14, 2003                                       May 14, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



(1) I, Robert B. Ginsburg, certify that I have reviewed this quarterly report on Form 10-Q for Marlton Technologies, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003


     Robert B. Ginsburg
     -----------------------
     Robert B. Ginsburg
     Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



(1) I, Stephen P. Rolf, certify that I have reviewed this quarterly report on Form 10-Q for Marlton Technologies, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003


     Stephen P. Rolf
     -----------------------
     Stephen P. Rolf
     Chief Financial Officer