Form 10-Q
period 2003-06-30
MARLTON TECHNOLOGIES INC
filed 2003-08-12
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       -----  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)


                           Pennsylvania                                             22-1825970
-------------------------------------------------------------------- ------------------------------------------
  (State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

               2828 Charter Road                         Philadelphia                 PA             19154
------------------------------------------------ ----------------------------- ----------------- --------------
   (Address of principal executive offices)                  City                   State             Zip

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

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

        Yes                              No          X
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

Item 1.  FINANCIAL STATEMENTS

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands except share data)

                                                                             June 30,           December 31,
                                            ASSETS                             2003                2002
                                                                           -------------      ---------------
Current:
   Cash and cash equivalents                                                 $  1,132             $    880
   Accounts receivable, net of allowance
     of $362 and $309, respectively                                            10,649                8,083
   Inventory                                                                    5,246                5,723
   Prepaids and other current assets                                            1,385                1,042
                                                                             --------             --------
          Total current assets                                                 18,412               15,728

Investment in affiliates                                                          259                  259
Property and equipment, net of accumulated
        depreciation of $9,855 and $9,168, respectively                         3,236                3,929
Rental assets, net of accumulated depreciation
        of $3,438 and $3,200, respectively                                      2,766                2,535
Goodwill                                                                        2,714                2,714
Other assets, net of accumulated amortization
        of $1,461 and $1,349, respectively                                         98                  211
Notes receivable                                                                  144                  233
                                                                             --------             --------
          Total assets                                                       $ 27,629             $ 25,609
                                                                             ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                         $  4,535             $    128
   Accounts payable                                                             7,234                4,509
   Accrued expenses and other                                                   5,807                7,630
                                                                             --------             --------
          Total current liabilities                                            17,576               12,267
                                                                             --------             --------

Long-term debt, net of current portion                                              -                4,000
                                                                             --------             --------
          Total liabilities                                                  $ 17,576             $ 16,267

Commitments and contingencies                                                       -                    -

Stockholders' equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                                   -                    -
   Common stock, no par value - shares authorized 50,000,000;
      12,993,499 issued at June 30, 2003 and at December 31, 2002                   -                    -
Stock warrants                                                                    742                  742
   Additional paid-in capital                                                  32,951               32,951
   Accumulated deficit                                                        (23,493)             (24,204)
                                                                             --------             --------
                                                                               10,200                9,489
   Less cost of 148,403 treasury shares at June 30, 2003 and
       at December 31, 2002                                                      (147)                (147)
                                                                             --------             --------
          Total stockholders' equity                                           10,053                9,342
                                                                             --------             --------
          Total liabilities and stockholders' equity                         $ 27,629             $ 25,609
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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                                                    For the three             For the six
                                                                                     months ended             months ended
                                                                                --------------------      ----------------------

                                                                                June 30,    June 30,      June 30,      June 30,
                                                                                 2003         2002          2003          2002
                                                                                -------     --------      --------      --------

Sales                                                                           $19,864     $ 21,419      $ 37,321      $ 38,214
Cost of sales                                                                    15,257       17,090        28,311        29,722
                                                                                -------     --------      --------      --------
      Gross profit                                                                4,607        4,329         9,010         8,492

     Selling                                                                      2,236        2,187         4,536         4,378
     Administrative and general                                                   2,016        1,969         3,661         3,721
                                                                                -------     --------      --------      --------
      Operating profit                                                              355          173           813           393

Other income (expense):
     Interest income and other income                                                 5           64             9            93
     Interest expense                                                               (65)        (162)         (111)         (277)
     Loss from investments in affiliates                                           --           --            --          (1,156)
                                                                                -------     --------      --------      --------
Income (loss) before income taxes and change in accounting principle                295           75           711          (947)

Provision for income taxes                                                         --             30          --             291
                                                                                -------     --------      --------      --------
Net income (loss) before change in accounting principle                             295           45           711        (1,238)

Cumulative effect of change in accounting principle, net of tax benefit            --           --                       (12,385)
                                                                                -------     --------      --------      --------
Net income (loss)                                                               $   295     $     45      $    711      $(13,623)
                                                                                =======     ========      ========      ========

Income (loss) per common share before change in accounting principle:
     Basic                                                                      $  0.02         --        $   0.06      $  (0.10)
                                                                                =======     ========      ========      ========
     Diluted                                                                    $  0.02         --        $   0.06      $  (0.10)
                                                                                =======     ========      ========      ========

Income (loss) per common share after change in accounting principle:
     Basic                                                                      $  0.02         --        $   0.06      $  (1.05)
                                                                                =======     ========      ========      ========
     Diluted                                                                    $  0.02         --        $   0.06      $  (1.05)
                                                                                =======     ========      ========      ========



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

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         For the six months
                                                                            ended June 30,

                                                                          2003        2002
                                                                        --------    --------
Cash flows from operating activities:
   Net income (loss)                                                    $    711    $(13,623)
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                       1,040       1,174
       Loss from investment in affiliates                                   --         1,156
       Cumulative effect of change in accounting principle                  --        12,385
       Non-cash compensation and other operating items                      --           191
     Change in assets and liabilities:
          (Increase) in accounts receivable, net                          (2,566)     (1,987)
          Decrease in inventory                                              477         337
          (Increase) in prepaid and other assets                            (343)       (122)
          Decrease in notes receivable                                        89         216
          Increase in accounts payable, accrued expenses and other           902       1,656
                                                                        --------    --------
       Net cash provided by operating activities                             310       1,383
                                                                        --------    --------

Cash flows from investing activities:
   Capital expenditures                                                     (465)       (558)
                                                                        --------    --------
      Net cash used in investing activities                                 (465)       (558)
                                                                        --------    --------


Cash flows from financing activities:
     Principal (payments for) proceeds from revolving credit facility        500      (1,800)
     Payments for loan origination fees                                     --           (50)
     Payments for promissory note                                            (93)        (78)
                                                                        --------    --------
     Net cash (used in) provided by financing activities                     407      (1,928)
                                                                        --------    --------

Increase / (decrease) in cash and cash equivalents                           252      (1,103)

Cash and cash equivalents - beginning of period                              880       1,233
                                                                        --------    --------

Cash and cash equivalents - end of period                               $  1,132    $    130
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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Annual Report to Shareholders and Form 10-K for the year ended December 31, 2002.

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

2.       MAJOR CUSTOMERS:

During the second quarter and first six months of 2003, one customer accounted for 25% and 16%, respectively, of the Company's total net sales. During the second quarter and first six months of 2002, the same customer accounted for 27% and 22%, respectively, of the Company's total net sales.

3.       PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):


                                                Three months ended         Six months ended
                                                June 30,     June 30,     June 30,   June 30,
                                                -------      -------      -------   ----------
                                                  2003         2002         2003        2002
                                                -------      -------      -------   ----------

Net income (loss) before change in accounting
principle                                       $   295      $    45      $   711   $   (1,238)
                                                =======      =======      =======   ==========
Net income (loss) after change in accounting
principle                                       $   295      $    45      $   711   $  (13,623)
                                                =======      =======      =======   ==========

Weighted average common
   shares outstanding used to compute
   basic net income per common share             12,846       12,988       12,846       12,988

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                --             44         --           --
                                                -------      -------      -------   ----------

Total shares used to compute diluted
   net income per common share                   12,846       13,032       12,846       12,988
                                                =======      =======      =======   ==========

Before change in accounting principle:
Basic net income (loss) per share               $   .02      $   .00      $   .06   $     (.10)
                                                =======      =======      =======   ==========
Diluted net income (loss) per share             $   .02      $   .00      $   .06   $     (.10)
                                                =======      =======      =======   ==========
After change in accounting principle:
Basic net income (loss) per share               $   .02      $   .00      $   .06   $    (1.05)
                                                =======      =======      =======   ==========
Diluted net income (loss) per share             $   .02      $   .00      $   .06   $    (1.05)
                                                =======      =======      =======   ==========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Excluded in the computation of diluted income per common share were options and warrants to purchase 7,373,512 and 534,000 shares of common stock, which were outstanding at June 30, 2003 and 2002, respectively, because the option and warrant exercise prices were greater than the average market price of the common shares.

4.       INVENTORY:

Inventory, as of the respective dates, consists of the following (in thousands):

                         June 30, 2003                   December 31, 2002
                         -------------                   -----------------

Raw materials                $ 438                               $ 373
Work in process              3,055                               4,400
Finished goods               1,753                                 950
                            ------                              ------
                            $5,246                              $5,723
                            ======                              ======

5.       INVESTMENTS IN AFFILIATES:

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

6.       CHANGE IN ACCOUNTING PRINCIPLE (ADOPTION OF SFAS NO. 142):

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

7.       RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. Although adoption by the Company had no impact on its results of operations or financial position during the first half of the year, it is expected to impact the timing and recognition of costs associated with the Company's plans for future exit or disposal activities (see Note 9). Accordingly, the Company will evaluate the impact of SFAS 146 on its financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, which are applicable in the Company's third quarter ended September 30, 2003. The Company will continue to evaluate the impact of FIN 46 on its financial statements.

8.       TERMINATED MERGER AGREEMENT:

The Company and Redwood Acquisition Corp.("Redwood") entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. On June 19, 2003, the Company's Board of Directors approved a termination proposal submitted by Redwood, which terminated the proposed merger agreement with Redwood. Costs of approximately $200,000 incurred in connection with this proposed merger agreement were charged to administrative and general expenses in the second quarter of 2003.

9.       SUBSEQUENT EVENT:

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., a trade show shipping and installation provider. The initial purchase price is $250,000, 20% of the subsidiary's common stock as well as the assumption of certain liabilities totaling approximately $0.4 million. In addition, the asset purchase agreement includes contingent payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company plans to relocate its San Diego area manufacturing facility to the Los Angeles, CA area facility during the second half of 2003. Expected costs in connection with this relocation and consolidation are approximately $500,000. In addition, the Company is attempting to sublet or terminate the lease for its San Diego area manufacturing facility. The total net future lease payments for this facility are $2.5 million.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2003 and 2002.

Sales

                                                     Three Months Ended
                                                       (In thousands)
                                              June 30, 2003          June 30, 2002   % Inc. (Dec.)
                                              -------------          -------------   --------------

Trade show exhibits group                           $11,683                $12,873          (9)%
Permanent and scenic displays group                   8,181                  8,546          (4)
                                                    -------               --------       -----
Total sales                                         $19,864                $21,419          (7)%
                                                    =======               ========       =====

                                                      Six Months Ended
                                                      (In thousands)
                                              June 30, 2003          June 30, 2002       % Increase
                                              -------------          -------------       ----------

Trade show exhibits group                           $25,701                $25,338           1 %
Permanent and scenic displays group                  11,620                 12,876         (10)
                                                    -------               --------       -----
Total sales                                         $37,321                $38,214          (2)%
                                                    =======               ========       =====

Total net sales of $19.9 million for the second quarter of 2003 decreased 7% below the second quarter of 2002, and total net sales $37.3 million for the first six months of 2003 decreased 2% from the same prior year period. The second quarter decrease was principally attributable to lower sales of trade show exhibits and related services, which decreased 9% below comparable sales for the second quarter of 2002. Lower sales of trade show exhibits for the second quarter were largely the result of reductions in certain customers' trade show marketing budgets in response to a slower economy. The loss of a trade show exhibit client also accounted for a portion of this decrease. The sales decrease for the first six months of 2003 was primarily due to lower sales of store fixtures in the first quarter of 2003 to a national retail customer.

Operating Profit

Gross profit, as a percentage of net sales, improved to 23.2% in the second quarter and to 24.1% for the first six months of 2003 from 20.2% and 22.2% in the respective prior year periods. These improvements were due, in large part, to higher gross profit margins generated from sales of store fixtures as well as to cost reduction and profit improvement initiatives implemented in the second half of 2002.

Selling expenses were essentially unchanged in the second quarter of 2003 and increased $158,000 to $4.5 million in the first six months of 2003 as compared with the same prior year periods. As a percentage of net sales, selling expenses increased to 11.3% and 12.2% in the second quarter and first half of 2003, respectively, from 10.2% and 11.5% for the comparable 2002 periods. The percentage increase was principally attributable to fixed marketing expenses such as salaries and sales office rent expense as compared with the lower sales volume.

Administrative and general expenses were essentially unchanged in the second quarter and first half periods of 2003 as compared with same prior year periods. Costs of approximately $200,000 related to the terminated merger transaction discussed below incurred in the second quarter of 2003 were offset by lower bad debt expense and cost reduction initiatives.

Operating profit increased to $355,000 in the second quarter of 2003 from $173,000 in the second quarter of 2002 and to $813,000 for the first half of 2003 from $393,000 in the same prior year period. These improvements were primarily due to higher gross profit margins realized in 2003.

Other Income/(Expense)

Interest expense was reduced to $65,000 and to $111,000 in the second quarter and first six months of 2003, respectively, from $162,000 and $277,000 in the comparable 2002 periods. These reductions were due, in part, to lower interest rates.

A loss of $1.2 million from investments in affiliates was recorded in the first quarter of 2002 to write down the Company's investment in a portable trade show exhibit manufacturer.

Net Income/(Loss) Before Change in Accounting Principle

Net income of $295,000 before change in accounting principle for the second quarter of 2003 increased from $75,000 reported for same prior year period as a result of higher operating profit and lower interest costs. For the first six months of 2003, net income of $711,000 before change in accounting principle improved from a net loss of $947,000 for the comparable period of 2002. Higher operating profit in 2003 and the 2002 write down of the investment in affiliate largely accounted for the increase for the six month period.

Provision for Income Taxes

In the fourth quarter of 2002, the Company established a valuation allowance for deferred income tax assets. As a result, the Company has not recorded current period income tax expense in 2003.

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

Cumulative Effect of Accounting Change

The Company recorded an impairment loss of $12.4 million in the first quarter of 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Backlog

The Company's backlog of orders was approximately $18 million at June 30, 2003 and $17 million at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $836,000 at June 30, 2003 from $3.5 million at December 31, 2002. This decrease was principally attributable to reclassification of $4.5 million from long-term debt to the current portion of long-term debt related to the Company's bank credit facility which expires May 16, 2004. The Company is evaluating alternatives to replace or renew its existing credit facility prior to its expiration. Accounts receivable increased to $10.6 million at June 30, 2003 from $8.1 million at December 31, 2002 primarily as a result of timing of store fixtures shipments

The Company has lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                     (In thousands)

                          2003           2004           2005          2006           2007    After 2007
                          ----           ----           ----          ----           ----    ----------
Lease commitments         $985         $1,796         $1,737        $1,166           $771        $1,060

Debt maturities             35          4,500             --            --             --            --

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, requires minimum annual rent of $771,000 at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses. The Company has the option to terminate this lease in 2009 subject to the landlord's ability to relet or sell the premises at minimum specified values.

OUTLOOK

The Company expects sales to decrease in 2003 from 2002 levels. In view of current economic conditions, the Company's trade show exhibit client base of Fortune 1000 companies is expected to closely manage their marketing expense budgets, which would inhibit trade show exhibit sales and profit margins. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of lower sales volume.

RECENT DEVELOPMENTS

The Company and Redwood Acquisition Corp.("Redwood") entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. On June 19, 2003, the Company's Board of Directors approved a termination proposal submitted by Redwood, which terminated the proposed merger agreement with Redwood. Costs of approximately $200,000 incurred in connection with this proposed merger agreement were charged to administrative and general expenses in the second quarter of 2003.

SUBSEQUENT EVENT

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., a trade show shipping and installation provider. The initial purchase price is $250,000, 20% of the subsidiary's common stock as well as the assumption of certain liabilities totaling approximately $0.4 million. In addition, the asset purchase agreement includes contingent payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company plans to relocate its San Diego area manufacturing facility to the Los Angeles, CA area facility during the second half of 2003. Expected costs in connection with this relocation and consolidation are approximately $500,000. In addition, the Company is attempting to sublet or terminate the lease for its San Diego area manufacturing facility. The total net future lease payments for this facility are $2.5 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. Although adoption by the Company had no impact on its results of operations or financial position during the first half of the year, it is expected to impact the timing and recognition of costs associated with the Company's plans for future exit or disposal activities (see Note 9). Accordingly, the Company will evaluate the impact of SFAS 146 on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, which are applicable in the Company's third quarter ended September 30, 2003. The Company will continue to evaluate the impact of FIN 46 on its financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; the Company's ability to sublet or terminate leases for vacated facilities; uncertainties about the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on LIBOR rates, plus an applicable spread. The Company had borrowings of $4.5 million from its revolving credit facility at June 30, 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                                                                                                            Exhibit Page
        (2)(a)     Agreement and Plan of Merger By and Between Redwood
                   Acquisition Corp. and the Company dated as of February 20,
                   2003 (Incorporated by reference to the Company's February 26,
                   2003 Preliminary Proxy Statement, filed with the Commission).

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



                                                                                                            Exhibit Page

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


                                                                                                            Exhibit Page

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




                                                                                                            Exhibit Page
        10(x)      Second Amended and Restated Revolving Credit and Security
                   Agreement dated as of May 16, 2002 with Wachovia Bank, NA,
                   (Incorporated by reference to Exhibit 10(bb) to the Company`s
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2002, filed with the Commission).

        10(y)      Amendment to Second Amended and Restated Revolving Credit and
                   Security Agreement dated March 11, 2003 with Wachovia Bank,
                   NA (Incorporated by reference to the Company's Annual Report on Form10-K for the year ended December 31, 2002, filed with the Commission).

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

        31         Section 1350 Certification                                                                  17
                                                                                                          ---------------

        32(a)      Rule 13A - 14(a) / 15d - 14(a) Certifications, Chief Executive Officer                      18
                                                                                                          ---------------

        32(b)      Rule 13A - 14(a) / 15d - 14(a) Certifications, Chief Financial Officer                      19
                                                                                                          ---------------

         *Management contract or compensatory plan or arrangement.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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



Dated: August 12, 2003