Form 10-Q
period 2003-09-30
MARLTON TECHNOLOGIES INC
filed 2003-11-14
CIK 96988

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                 -----------------------------------------------
               (Exact name of issuer as specified in its charter)

                              Pennsylvania                                    22-1825970
-----------------------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

              2828 Charter Road                    Philadelphia                 PA           19154
-----------------------------------------------------------------------------------------------------
  (Address of principal executive offices)            City                    State           Zip

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

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

             Yes                              No
                 ----------------------          -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:
12,845,096

Item 1.  FINANCIAL STATEMENTS

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED) (In thousands except share data)

                                                                              September 30,       December 31,
                             ASSETS                                               2003                2002
                                                                                 ------              ------
Current:
   Cash and cash equivalents                                                    $    315            $    880
   Accounts receivable, net of allowance
     of $333 and $309, respectively                                                6,991               8,083
   Inventory                                                                       6,366               5,723
   Prepaids and other current assets                                               1,669               1,042
                                                                                --------            --------
        Total current assets                                                      15,341              15,728
Investment in affiliates                                                             279                 259
Property and equipment, net of accumulated
        depreciation of $10,195 and $9,168, respectively                           3,707               3,929
Rental assets, net of accumulated depreciation
        of $3,490 and $3,200, respectively                                         2,782               2,535
Goodwill                                                                           2,714               2,714
Other assets, net of accumulated amortization
        of $1,518 and $1,349, respectively                                           489                 211
Notes receivable                                                                     154                 233
                                                                                --------            --------
        Total assets                                                            $ 25,466            $ 25,609
                                                                                ========            ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                             $ 5,603               $ 128
   Accounts payable                                                                4,894               4,509
   Accrued expenses and other                                                      6,485               7,630
                                                                                --------            --------
        Total current liabilities                                                 16,982              12,267
                                                                                --------            --------
Long-term debt, net of current portion                                               271               4,000
                                                                                --------            --------
        Total liabilities                                                       $ 17,253            $ 16,267

Commitments and contingencies                                                         --                  --

Minority interest                                                                     76                  --

Stockholders/ equity:
   Preferred stock, no par value - shares authorized
        10,000,000; no shares issued or outstanding                                   --                  --
   Common stock, no par value - shares authorized 50,000,000;
        12,993,499 issued at September 30, 2003 and at December 31, 2002              --                  --
Stock warrants                                                                       742                 742
   Additional paid-in capital                                                     32,951              32,951
   Accumulated deficit                                                           (25,409)            (24,204)
                                                                                --------            --------
                                                                                   8,284               9,489
   Less cost of 148,403 treasury shares at September 30, 2003 and
      at December 31, 2002                                                         (147)               (147)
                                                                                --------            --------
        Total stockholders' equity                                                 8,137               9,342
                                                                                --------            --------
        Total liabilities and stockholders' equity                              $ 25,466            $ 25,609
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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED) (In thousands except
                                 per share data)

                                                         For the three months ended                For the nine months ended
                                                      September 30,       September 30,        September 30,       September 30,
                                                          2003                2002                 2003                2002
                                                        --------            --------             --------            --------
Sales                                                   $ 12,626            $ 15,204             $ 49,946            $ 53,419
Cost of sales                                             10,400              12,576               38,711              42,299
                                                        --------            --------             --------            --------
     Gross profit                                          2,226               2,628               11,235              11,120
     Selling expenses                                      1,818               1,814                6,353               6,192
     Administrative and general expenses                   1,627               1,395                5,288               5,115
     Restructuring and other expenses                      1,114                   -                1,114                   -
                                                        --------            --------             --------            --------
     Operating loss                                       (2,333)               (581)              (1,520)               (187)
Other income (expense):
     Interest income and other income                          3                   1                   12                  38
     Interest expense                                        (58)               (124)                (169)               (346)
     Income from investments in affiliates                    20                   -                   20              (1,156)
     Minority interest                                        19                   -                   19                   -
                                                        --------            --------             --------            --------
Loss before income taxes and change in
  accounting principle                                    (2,349)               (704)              (1,638)             (1,651)
Provision for (benefit from) income taxes                   (433)               (239)                (433)                 52
                                                        --------            --------             --------            --------
Net loss before change in accounting principle            (1,916)               (465)              (1,205)             (1,703)
Cumulative effect of change in accounting
  principle, net of tax benefit                                -                   -                    -             (12,385)
                                                        --------            --------             --------            --------
Net loss                                                $ (1,916)           $   (465)            $ (1,205)           $(14,088)
                                                        ========            ========             ========            ========
Loss per common share before change in accounting
  principle:
     Basic                                              $  (0.15)           $  (0.04)            $  (0.09)           $  (0.13)
                                                        ========            ========             ========            ========
     Diluted                                            $  (0.14)           $  (0.04)            $  (0.09)           $  (0.13)
                                                        ========            ========             ========            ========
Loss per common share after change in accounting
  principle:
     Basic                                              $  (0.15)           $  (0.04)            $  (0.09)           $  (1.08)
                                                        ========            ========             ========            ========
     Diluted                                            $  (0.14)           $  (0.04)            $  (0.09)           $  (1.08)
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

                           MARLTON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           For the nine months ended September 30,

                                                                              2003                         2002
                                                                            --------                    ---------
Cash flows from operating activities:
   Net loss                                                                 $ (1,205)                   $ (14,088)
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                           1,486                        1,614
       (Income) loss from investment in affiliates                               (20)                       1,156
       Cumulative effect of change in accounting principle                         -                       12,385
       Non-cash compensation and other operating items                             -                          191
     Change in assets and liabilities, net of businesses acquired:
          Receivables, net                                                     1,092                          206
          Inventories                                                           (643)                       1,471
          Prepaid and other assets                                              (627)                        (132)
          Notes and other receivables                                           (240)                         383
          Accounts payable, accrued expenses and other                          (760)                        (551)
                                                                            --------                    ---------
       Net cash provided by operating activities                                (917)                       2,635
                                                                            --------                    ---------
Cash flows from investing activities:
     Capital expenditures                                                       (620)                        (985)
     Acquistion of business, net of cash acquired                               (384)                           -
                                                                            --------                    ---------
     Net cash used in investing activities                                    (1,004)                        (985)
                                                                            --------                    ---------
Cash flows from financing activities:
     Principal (payments for) proceeds from revolving credit facility          1,500                       (2,000)
     Payments for loan origination fees                                          (50)                         (50)
     Payments for promissory note                                               (113)                        (113)
     Acquisition of minority interest                                             19                            -
                                                                            --------                    ---------
     Net cash (used in) provided by financing activities                       1,356                       (2,163)
                                                                            --------                    ---------

Decrease in cash and cash equivalents                                           (565)                        (513)
Cash and cash equivalents - beginning of period                                  880                        1,233
                                                                            --------                    ---------
Cash and cash equivalents - end of period                                   $    315                    $     720
                                                                            ========                    =========

The accompanying notes and the notes in the financial statements included in the
      Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIL STATEMENTS
                                   (UNAUDITED)

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

2. ACQUISITION AND RESTRUCTURING COSTS:

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provides for contingent payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company relocated its San Diego area manufacturing facility to the newly acquired Los Angeles, CA area facility during the third quarter of 2003. Costs incurred in connection with this relocation and consolidation were approximately $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

3. MAJOR CUSTOMERS:

During the third quarter and first nine months of 2003, one customer accounted for 24% and 18%, respectively, of the Company's total net sales. During the third quarter and first nine months of 2002, this customer accounted for 30% and 24%, respectively, of the Company's total net sales.

4. DEBT:

As of September 30, 2003, the Company was not in compliance with the minimum tangible net worth and fixed charge coverage ratio covenants under its Second Amended and Restated Revolving Credit and Security Agreement dated as of May 16, 2002 with Wachovia Bank, NA, as amended on March 11, 2003. At September 30, 2003, $5.5 million was outstanding under this $8 million revolving credit facility. Wachovia Bank has waived this financial covenant non-compliance as of September 30, 2003 under the facility agreements.

The Company has received and accepted a commitment letter from another financial institution for a three year $12 million revolving credit facility, with a closing required by January 14, 2004. While there can be no assurance that this new commitment will result in a replacement revolving credit facility, the Company is working diligently to accomplish this replacement financing.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIL STATEMENTS
                                   (UNAUDITED)

5. PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                              Three months ended           Nine months ended
                                                         --------------------------      -----------------------
                                                         September        September      September     September
                                                          30, 2003         30, 2002       30, 2003      30, 2002
                                                         ---------        ---------      ---------     ---------
Net loss before change in accounting principle            $(1,916)          $(465)       $(1,205)      $ (1,703)
                                                          =======           =====        =======       ========
Net loss after change in accounting principle             $(1,916)          $(465)       $(1,205)      $(14,088)
                                                          =======           =====        =======       ========
Weighted average common
   shares outstanding used to compute
   basic net income per common share                       12,845          12,988         12,845         12,988

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                         1,163              --          1,163             --
                                                          -------          ------         ------         ------
Total shares used to compute diluted
   net income per common share                             14,008          12,988         14,008         12,988
                                                          =======          ======         ======         ======

Before change in accounting principle:
Basic net loss per share                                    $(.15)          $(.04)         $(.09)         $(.13)
                                                            =====           =====          =====          =====
Diluted net loss per share                                  $(.14)          $(.04)         $(.09)         $(.13)
                                                            =====           =====          =====          =====
After change in accounting principle:
Basic net loss per share                                    $(.15)          $(.04)         $(.09)        $(1.08)
                                                            =====           =====          =====         ======
Diluted net loss per share                                  $(.14)          $(.04)         $(.09)        $(1.08)
                                                            =====           =====          =====         ======

Excluded in the computation of diluted income per common share were options and warrants to purchase 336,000 and 7,400,000 shares of common stock, which were outstanding at September 30, 2003 and 2002, respectively, because the option and warrant exercise prices were greater than the market price of the common shares.

6. INVENTORIES:

Inventories, as of the respective dates, consists of the following (in thousands):

                       September 30, 2003         December 31, 2002
                       ------------------         -----------------
Raw materials                      $  682                    $  373
Work in process                     3,652                     4,400
Finished goods                      2,032                       950
                                   ------                    ------
                                   $6,366                    $5,723
                                   ======                    ======

7. INVESTMENTS IN AFFILIATES:

The Company recorded an impairment loss of $1.2 million for its investment in a portable trade show exhibit manufacturer in the first quarter of 2002. No income tax benefit was recorded in connection with this capital loss.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIL STATEMENTS
                                   (UNAUDITED)

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

9. RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations (see Note 2).

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The Company will continue to evaluate the impact of FIN 46 on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company will continue to evaluate the impact of SFAS 150 on its financial statements.

10. TERMINATED MERGER AGREEMENT:

The Company and Redwood Acquisition Corp.("Redwood") entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. On June 19, 2003, the Company's Board of Directors approved a termination proposal submitted by Redwood, which terminated the proposed merger agreement with Redwood. Costs of approximately $250,000 incurred in connection with this proposed merger agreement were charged to administrative and general expenses in the second and third quarters of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2003 and 2002.

Sales

                                                                Three Months Ended
                                                                  (In thousands)
                                                       September 30,          September 30,
                                                                2003                   2002     % Inc./(Dec.)
                                                       -------------          -------------     -------------
Trade show exhibits group                                    $ 5,263                $ 6,575          (20)%
Permanent and scenic displays group                            7,363                  8,629          (15)
                                                             -------                -------          ---
Total sales                                                  $12,626                $15,204          (17)%
                                                             =======                =======          ===

                                                                 Nine Months Ended
                                                                  (In thousands)
                                                       September 30,          September 30,
                                                                2003                   2002     % Inc./(Dec.)
                                                       -------------          -------------     -------------

Trade show exhibits group                                    $30,964                $31,914           (3)%
Permanent and scenic displays group                           18,982                 21,505          (12)
                                                             -------                -------          ---
Total sales                                                  $49,946                $53,419           (7)%
                                                             =======                =======          ===

Total net sales of $12.6 million for the third quarter of 2003 decreased 17% below the third quarter of 2002, and total net sales of $49.9 million for the first nine months of 2003 decreased 7% from the same prior year period. The third quarter decrease was attributable to lower sales of trade show exhibits, which decreased 20%, and lower sales of permanent and scenic displays (store fixtures and permanent museum exhibits), which decreased 15%. Lower sales of trade show exhibits and related services were primarily due to reductions in certain customers' trade show marketing budgets, which led to cancelled participation in trade shows that these customers attended in the past. These marketing budget reductions also resulted in lower new trade show exhibit construction. The sales decreases for permanent and scenic displays were largely due to lower sales of store fixtures.

Gross Profit

Gross profit, as a percentage of net sales, increased to 17.6% and 22.5% for the third quarter and first nine months of 2003, respectively, from 17.3% and 20.8% in the corresponding 2002 periods. These improvements were due, in large part, to higher gross profit margins generated from sales of store fixtures as well as to cost reduction and profit improvement initiatives implemented in the second half of 2002. Management continues to pursue cost reduction initiatives, including operational improvements and staff reductions, to offset the impact of lower sales volume.

Selling Expenses

Selling expenses increased to 14.4% and 12.7% of net sales in the third quarter and first nine months of 2003, respectively, from 11.9% and 11.6% in the comparable periods of 2002. These increases were principally attributable to the unfavorable impact of lower sales volume as compared with certain fixed selling expenses such as sales office and salary expenses. Management has taken further staff and cost reduction steps in response to the lower sales volume in the fourth quarter of 2003.

Administrative and general expenses

Administrative and general expenses increased to $1.6 million and $5.3 million in the third quarter and first nine months of 2003, respectively, from $1.4 million and $5.1 million in the same periods of 2002. The third quarter increase was attributable to several factors, including higher business insurance costs, integration costs to consolidate the Company's West Coast operations and higher telecommunications costs. The increase for the first nine months of 2003 was largely due to these third quarter factors as well as to costs incurred in connection with the terminated merger transaction (See Note 9.). In the fourth quarter of 2003, management has implemented executive compensation reductions, staff reductions and further cost cutting initiatives in response to the lower sales volume.

Acquisition and restructuring costs

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provides for contingent payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company relocated its San Diego area manufacturing facility to the Los Angeles, CA area facility during the third quarter of 2003. Costs incurred in connection with this relocation and consolidation were approximately $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

Operating profit (loss)

An operating loss of $2.3 million was incurred in the third quarter of 2003 as compared with an operating loss of $0.6 million in the third quarter of 2002. For the first nine months of 2003 the operating loss increased to $1.5 million from $0.2 million in the same prior year period. The increase in operating losses was primarily due to lower sales and the restructuring charge recognized in the third quarter of 2003.

Other income/(expense)

A loss of $1.2 million from investments in affiliates was recorded in the first quarter of 2002 to write down the Company's investment in a portable trade show exhibit manufacturer.

Benefit from income taxes

In the third quarter of 2003, the Company recognized the benefit of an expected income tax refund for $0.4 million related to a net operating loss carry back. In the fourth quarter of 2002, the Company established a valuation allowance for deferred income tax assets. As a result, the Company did not record an income tax benefit from the current period pre-tax loss.

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

Backlog

The Company's backlog of orders was approximately $16 million at September 30, 2003 and $17 million at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had borrowings of $5.5 million at September 30, 2003 from its revolving credit facility, which expires May 16, 2004. These borrowings were classified as the current portion of long term, which caused the Company's total liabilities of $17.3 million to exceed its current assets of $15.3 million at the end of the third quarter of 2003.

As of September 30, 2003, the Company was not in compliance with the minimum tangible net worth and fixed charge coverage ratio covenants under its Second Amended and Restated Revolving Credit and Security Agreement dated as of May 16, 2002 with Wachovia Bank, NA, as amended on March 11, 2003. At September 30, 2003, $5.5 million was outstanding under this $8 million revolving credit facility. Wachovia Bank has waived this financial covenant non-compliance as of September 30, 2003 under the facility agreements.

The Company has received and accepted a commitment letter from another financial institution for a three year $12 million revolving credit facility, with a closing required by January 14, 2004. While there can be no assurance that this new commitment will result in a replacement revolving credit facility, the Company is working diligently to accomplish this replacement financing.

The Company has lease commitments for several facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt is as follows:

                                                                (In thousands)

                                 2003           2004           2005          2006           2007    After 2007
                                 ----           ----           ----          ----           ----    ----------
Lease commitments                $640         $2,507         $2,462        $1,914         $1,165        $1,060

Debt maturities                    86          5,589             89            78             32            --

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

OUTLOOK

The Company expects sales to decrease in the remainder of 2003 and in 2004 from 2002 levels. The Company's trade show exhibit client base of Fortune 1000 companies is expected to closely manage their marketing expense budgets, which would inhibit trade show exhibit sales and profit margins. The Company continues to pursue new sales opportunities while implementing cost reduction initiatives, including executive compensation reductions and staff reductions, to mitigate the impact of lower sales volume.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations (see Note 2).

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The Company will continue to evaluate the impact of FIN 46 on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company will continue to evaluate the impact of SFAS 150 on its financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to identify and enter new markets, to maintain and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; the Company's ability to sublet or terminate leases for vacated facilities; uncertainties about the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                                                                                      Exhibit Page
                                                                                      ------------
        (2)(a)     Agreement and Plan of Merger By and Between Redwood
                   Acquisition Corp. and the Company dated as of February 20,
                   2003 (Incorporated by reference to the Company's February 26,
                   2003 Preliminary Proxy Statement, filed with the Commission).

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

        10(x)      Second Amended and Restated Revolving Credit and Security
                   Agreement dated as of May 16, 2002 with Wachovia Bank, NA,
                   (Incorporated by reference to Exhibit 10(bb) to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2002, filed with the Commission).

        10(y)      Amendment to Second Amended and Restated Revolving Credit and
                   Security Agreement dated March 11, 2003 with Wachovia Bank,
                   NA (Incorporated by reference to the Company's Annual Report on Form10-K for the year ended December 31, 2002, filed with the Commission).

        10(z)      Option Agreement dated June 3, 2002 with Robert B. Ginsburg
                   (Incorporated by reference to Exhibit 10(cc) to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2002, filed with the Commission).*

        10(aa)     Option Agreement dated June 3, 2002 with Alan I. Goldberg
                   (Incorporated by reference to Exhibit 10(dd) to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2002, filed with the Commission).*

        10(bb)     Option Agreement dated October 23, 2002 with Washburn
                   Oberwager (Incorporated by reference to Exhibit 10ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2002, filed with the Commission).*

        10(cc)     Fourth Amendment to Lease Agreement dated September 11, 2003
                   for premises located at 8125 Troon Circle, Austell, GA 30001.              19
                                                                                        ---------------

        10(dd)     Sublease Agreement with Bradco International for premises
                   located at 2025 Gillespie Way, El Cajon, CA 92020.                         26
                                                                                        ---------------

        10(ee)     First Amendment to Lease Agreement dated October 31, 2003 for
                   premises located at 2025 Gillespie Way, El Cajon, CA 92020.                38
                                                                                        ---------------

        10(ff)     Lease Agreement, First and Second Amendments for premises
                   located at Building J, 10232 Palm Drive, Santa Fe Springs,
                   CA  90670.                                                                 44
                                                                                        ---------------


        10(gg)     Lease Agreement, First and Second Amendments for premises
                   located at Building G, Heritage Springs Business Park,
                   Santa Fe Springs.                                                          50
                                                                                        ---------------

        21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission).

         31         Section 1350 Certification                                                55
                                                                                        ---------------

         32(a)      Rule 13A - 14(a) / 15d - 14(a) Certifications, Chief
                    Executive Officer                                                         56
                                                                                        ---------------

         32(b)      Rule 13A - 14(a) / 15d - 14(a) Certifications, Chief
                    Financial Officer                                                         57
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

MARLTON TECHNOLOGIES, INC.


/s/ Robert B. Ginsburg
-------------------------------------
Robert B. Ginsburg
President and Chief Executive Officer


/s/ Stephen P. Rolf
-----------------------
Stephen P. Rolf
Chief Financial Officer



Dated: November 14, 2003