Form 10-K
period 2003-12-31
MARLTON TECHNOLOGIES INC
filed 2004-04-14
CIK 96988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for
the past 90  Yes    X   No  days.
             ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this Form 10-K and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2
of the Act).     Yes        No      X
                 ---       ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $2,948,433. As of March 24, 2004 there were 12,844,696 shares of Common Stock, no par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III Items 10, 11, 12, 13 and 14 are hereby incorporated by reference to the Registrant's definitive proxy statement to be filed by April 29, 2004.





Exhibit Index appears on Page        16
----------------------------------- -----

                                     PART I

ITEM 1.  BUSINESS
         --------

Business Development

Marlton Technologies, Inc. (the "Company") is engaged in the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments. All of the Company's operating subsidiaries do business under the name Sparks Exhibits & Environments (collectively "Sparks"), except, DMS Store Fixtures ("DMS") which supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. Currently, all of the Company's operating revenues are derived from Sparks and DMS.

In August 2003, the Company acquired the assets and specified liabilities of Exhibit Crafts, Inc., a designer and builder of trade show exhibits, retail displays and interior environments. As part of that transaction, the Company also acquired a minority equity interest in International Expo Services, Inc., a tradeshow freight and installation and dismantle services provider with facilities in the Los Angeles area and in Las Vegas, which was affiliated with Exhibit Crafts. Subsequently the Company consolidated its San Diego area Sparks production operations into the Exhibit Crafts facility in the metropolitan Los Angeles area.

Business Description

Products and Services

The Company's current business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments. The Company manages custom trade show projects from concept through final construction, employing sophisticated graphics and exhibit designers and computer-aided design software and hardware. In-house facilities provide a wide range of computerized design and production of graphics. Electronics and audiovisual capabilities include on-staff electronic specialists and vendor relationships which provide multi-media equipment and programs, interactive program production and customized applications. The Company provides full service trade show exhibit services, including coordination, refurbishing, shipping, storage and marketing literature distribution. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects costing in excess of $200,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, and the Company provides ongoing refurbishing and coordination of clients' trade show schedules. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through Sparks Europe or an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. In addition, the Company produces sophisticated themed exhibits for educational and entertainment venues such as museums and theme parks. Typically, the customer or its design firm prepares the design which the Company fabricates using carpentry, sculpture, metal working and scenic artist skills. The Company also supplies custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to third-party manufacturers with whom the Company has developed long-standing business relationships for the production of its products. These manufacturers work closely with an experienced Company project management team. Custom store fixture opportunities include outfitting new retail stores and remodeling existing stores, such as specialty apparel chains, department stores, specialty electronics stores and outlet stores.

Marketing and Distribution

Sales by the Company to domestic customers for both domestic and international use are solicited through internal sales and marketing groups. Purchase of sophisticated exhibits and environments usually involves a substantial expenditure by the customer, and significant expertise is required to properly meet the customer's needs. Sales personnel are required to be knowledgeable with respect to the design and manufacturing of sophisticated exhibits and environments. Sales are typically made directly to the end user of the product or service. In addition to sales personnel, senior officers devote substantial attention to sales and marketing activities.

Manufacturing and Raw Materials

The Company designs and manufactures custom trade show exhibits utilizing an in-house staff of designers, carpenters, electricians and warehouse employees. Specialty items such as studio production are subcontracted. The Company also subcontracts the manufacture of exhibits for foreign trade shows. The Company coordinates shipping, exhibit set-up and removal at the customer's trade show and, in most cases, subsequently stores the exhibit for the customer. For store fixture and display products, the Company subcontracts the manufacture and installation, using a network of manufacturers. Raw materials for custom and portable exhibits, store fixtures and displays, as well as subcontractors for specialty work, have historically been available on commercially reasonable terms from various vendors. Portable exhibit configurations, together with graphics, are typically designed by the Company for a client and are purchased from portable exhibit manufacturers for resale. Graphics may be produced internally or subcontracted. Geographic distribution rights are typically granted by portable exhibit manufacturers based on annual sales volume levels. The Company has obtained such distribution rights in certain geographic areas from Abex Display Systems Inc., its primary source of portable exhibits. The Company holds a 25% equity interest in Abex.

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

Working Capital

The Company's working capital requirements are fulfilled by funds generated through operations and a revolving credit facility. Working capital requirements are generally not affected by project size requirements or accelerated delivery for major trade show exhibit, scenic and themed exhibit customers due to general policies of progress billing on larger jobs. However, working capital requirements are affected by the sale of custom store fixtures which are generally produced upon receipt of purchase orders from large retailers, but are held in inventory and are not billed to the customer until delivery.

Significant Customers

One customer, JCPenney, accounted for 15% of the Company's consolidated net sales in 2003. The loss of this customer would have a material adverse effect on the Company.

Backlog

The backlog of orders at December 31, 2003 and 2002 was approximately $19 million. Generally, backlog of orders are recognized as sales during the subsequent six month period. The current backlog relates primarily to expected 2004 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities, large retailers opening or refurbishing stores, and longer term museum projects.

Competition

The Company competes with numerous other companies offering similar products and providing similar services, on the basis of price, quality, performance, financial resources, and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit, retail store fixture and display, and portable exhibits sales markets include a large number of national and regional companies, some of which have substantially greater sales and resources than the Company. In addition to its domestic manufacturing facilities, the Company utilizes its national and international affiliations and relationships to meet customers needs in other locales. Due to the lack of specific public information, the Company's competitive position is difficult to ascertain.

Environmental Protection

The Company's compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, a material adverse effect upon its capital expenditures, earnings or competitive position.

Employees

The total number of persons employed by the Company is approximately 236 of which approximately 234 are full-time employees. The Philadelphia, Pennsylvania operations have a three-year labor contract expiring June 30, 2004, and a three-year labor contract expiring December 31, 2004, covering an aggregate of approximately 35 production and fulfillment employees. The Santa Fe Springs, California operation has a two-year labor contract expiring August 31, 2005, covering approximately 40 production workers.

Web Site Address

The Company's web site address is www.marltontechnologies.com.

ITEM 2.  PROPERTIES
         ----------

The Company currently leases four primary facilities as follows:

          Location           Square Footage                   Purpose
          --------           -------------                    -------

   Philadelphia, PA               250,000          Office, showroom, warehouse & manufacturing
   Santa Fe Springs, CA            91,000          Office, warehouse & manufacturing
   Austell, GA                     98,000          Office, warehouse & manufacturing
   El Cajon, CA                    84,000          Warehouse

The Company's subsidiaries also have sales, design and project management offices in the Orlando, Florida, and San Francisco, California, metropolitan areas. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 2003, based on normal five-day operations, and are anticipated to be adequate for operations in 2004, including any foreseeable internal growth.

The El Cajon, California facility was vacated in August 2003 in connection with the Company's relocation and consolidation of its West Coast operations (see
Note 2 to the consolidated financial statements). The Company currently leases 109,000 square feet from its landlord but has subleased 25,000 square feet of this facility to an unrelated entity for the remainder of the lease term. The Company is working with the landlord to find tenants for the remaining 84,000 square feet. Currently a new tenant is under agreement to take 38,000 square feet of this space.

The Santa Fe Springs, California facility consists of two buildings of 91,000 and 31,000 square feet which are jointly leased with International Expo Services, Inc. ("IES"), an installation and dismantle company in which the Company holds a minority equity interest. The Company occupies and pays rent on the 91,000 square foot building, and IES occupies and pays rent on the 31,000 square foot building.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
Not applicable.

                                     PART II
                                     -------
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table shows the high and low sales prices of the Common Stock on the American Stock Exchange:


                  2003                                    2002
                  ----                                    ----
 Quarter      High           Low                High                Low
 -------      ----           ---                ----                ---
  1          $.30          $.18                $.58                $.36
  2           .40           .29                 .65                 .44
  3           .77           .40                 .46                 .20
  4           .79           .42                 .40                 .12

No dividends were paid during the past two fiscal years. The Company currently intends to employ all available funds in the business. Future dividend policy will be determined in accordance with the financial requirements of the business. However, the Company's loan agreement provides that the Company may not pay dividends to its shareholders without the lender's prior written consent and also provides restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

As of March 24, 2004 there were 966 holders of record of the Company's Common Stock.

          Equity Compensation Plan Information as of December 31, 2003
          ------------------------------------------------------------

                                 Number of securities        Weighted-average exercise        Number of securities
                                    to be issued upon             price of outstanding         remaining available
                                          exercise of            options, warrants and         for future issuance
                                 outstanding options,        rights under compensation                under equity
      Plan category               warrants and rights                            plans          compensation plans
                               -----------------------      ---------------------------     -----------------------
Equity Compensation
   plans approved by
   security holders                         1,759,578  (1)                       $0.61                     373,758  (1)

Equity Compensation
   plans not approved
   by security holders                         15,500                            $2.13                     735,000  (2)

                     Total                  1,775,078                            $0.63                   1,108,758

1. The Company's 2001 Equity Incentive Plan provides for the issuance to employees, directors and consultants of stock options or restricted shares for up to an aggregate of 2,000,000 shares of Common Stock, 373,758 of which remain available for future issuance. Any new director of the Company receives a stock option award of 100,000 shares with an exercise price equal to the fair market value on the date of grant, vesting 50% initially and 25% at each of the next two Company annual meetings based on continued service as a director, and expiring after a period of five years. Included in the number of securities to be issued upon exercise are shares issued under the Company's 1990 Incentive Plan and 1992 Directors' and Consultants' Stock Option Plan, under which plans no more shares can be issued.

2. The Company's 2000 Equity Incentive Plan provides for the issuance to employees, outside directors and consultants of stock options, stock appreciation rights and/or stock units for up to an aggregate of 735,000 shares of Common Stock, 735,000 of which remain available for future issuance. Other options have been issued to employees as an incentive to accept employment with the Company in an amount not in excess of 5% of the Company's outstanding shares of Common Stock.

For additional information, see Note 15 to consolidated financial statements.

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

                             SELECTED FINANCIAL DATA
                         For the years ended December 31
                     (in thousands except per share amounts)


                                                           2003           2002            2001           2000           1999
                                                           ----           ----            ----           -----          ----
TOTAL ASSETS                                             $24,818        $25,609         $49,442        $63,508        $60,319
LONG-TERM OBLIGATIONS                                      5,146          4,000           6,635         16,376         11,157
WORKING CAPITAL                                            2,996          3,461           6,872         15,370         11,151
STOCKHOLDERS' EQUITY                                       7,140          9,342 (2)(3)   29,176         27,906         28,811
OPERATIONS:
   Net sales                                              65,587         71,182          76,972         92,533         94,584
   Operating profit (loss)                                (2,155) (1)    (1,132)           (115)(4)         60          3,053
   Net income (loss) before change in
     accounting principle                                 (2,201) (1)    (7,414)(2)     $(1,136)(4)    $(1,106)          $809 (5)
   Net income (loss) after change in
     accounting principle                                 (2,201) (1)   (19,799)(3)     $(1,136)(4)    $(1,106)          $809 (5)

BASIC NET INCOME (LOSS)
   PER COMMON SHARE BEFORE CHANGE IN ACCOUNTING
   PRINCIPLE (6)                                           $(.17)         $(.57)          $(.14)         $(.15)          $.11

DILUTED NET INCOME (LOSS) PER COMMON SHARE
    BEFORE CHANGE IN ACCOUNTING PRINCIPLE (7)              $(.17)         $(.57)          $(.14)         $(.15)          $.10

BASIC NET INCOME (LOSS) PER COMMON SHARE
    AFTER CHANGE IN ACCOUNTING PRINCIPLE (6)               $(.17)        $(1.52)          $(.14)         $(.15)          $.11

DILUTED NET INCOME (LOSS) PER COMMON SHARE
    AFTER CHANGE IN ACCOUNTING PRINCIPLE (7)               $(.17)        $(1.52)          $(.14)         $(.15)          $.10


CASH DIVIDENDS                                               -0-            -0-             -0-            -0-             -0-
                                                     -----------    -----------      ----------     ----------    ------------


1. Includes a $1.1 million restructuring provision for facility relocation, and a $0.3 million expense for a terminated merger transaction.
2. Includes a $1.2 million write-down in the Company's investment in an affiliate, and $5.4 million for a valuation allowance for deferred income taxes.
3. Includes a $12.4 million impairment loss (net of a $3.5 million income tax benefit) for a change in accounting principle (adoption of SFAS No. 142, "Goodwill and Other Intangible Assets").
4. Includes an inventory provision of $0.7 million ($0.5 million after income taxes) for a customer that filed for Chapter 11, and relocation costs and operating losses of $0.6 million ($0.4 million after income taxes) for the Company's Orlando, Florida manufacturing operations.
5. Includes an impairment loss of $465,000 ($279,000 after income taxes) for a write-down of the Company's investment in Abex Europe.
6. Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year.
7. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

Challenges of the past year included the relocation and consolidation of the Company's West Coast operations and a terminated merger agreement discussed below. In addition, on February 6, 2004 the Company replaced its credit facility that would have expired on May 16, 2004 with a new facility expiring on February 6, 2007.

The trade show exhibit industry continues to be very competitive and several of the Company's competitors have filed for Chapter 11. In addition, the Company's customer base of primarily Fortune 1000 companies is expected to continue to closely manage their trade show budgets. This budget management will put pressure on sales and margins for trade show exhibits and related services. The Company is negotiating better pricing and terms with its suppliers and pursuing staff and cost reduction initiatives to mitigate the impact of this industry trend.

RESULTS OF OPERATIONS

2003 as Compared With 2002

Net Sales
--------

                                                                       (in thousands)

Revenue Sources                                               2003                      2002
---------------                                               ----                      ----

Trade show exhibits                                        $40,457                  $ 44,711
Permanent and scenic displays                               25,130                    26,471
                                                            ------                    ------
Total                                                      $65,587                   $71,182
                                                            ======                    ======

Total net sales of $65.6 million for 2003 decreased $5.6 million, or 8%, from total net sales for 2002. This decrease was comprised of a $4.3 million, or 10%, decrease in sales of trade show exhibits and related services and a $1.3 million, or 5%, decrease in sales of permanent and scenic displays. Selling prices were relatively constant in 2003 and 2002. Lower sales of trade show exhibits and related services were primarily due to reductions in certain customers' trade show marketing budgets, which led to cancelled and reduced participation in trade shows that these customers attended in the past. The sales decrease for permanent and scenic displays was principally attributable to lower sales of store fixtures to national retail customers.

Gross Profit
------------
Gross profit, as a percentage of net sales, improved to 21.9% in 2003 from 19.9% in 2002. This improvement was largely due to profit improvement initiatives implemented in the second half of 2002, which were realized for the full year in 2003. Management continues to pursue cost reduction initiatives, including operational improvements, supplier renegotiations and staff reductions to offset the impact of lower sales volume.

Selling Expenses
----------------
Selling expenses were $8.5 million in 2003 and in 2002. As a percentage of net sales, these expenses increased to 13% in 2003 from 11.9% in 2002. The percentage increase was due, in large part, to the impact of lower sales volume as compared with certain fixed selling expenses such as sales office and salary expenses. Cost reduction initiatives implemented near the end of 2003 are expected to reduce selling expenses in 2004.

Administrative and General Expenses
-----------------------------------
Administrative and general expenses of $6.9 million for 2003 increased 1.6% from such expenses of $6.8 million for 2002. The Company and Redwood Acquisition Corp. ("Redwood") entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. On June 19, 2003, the Company's Board of Directors approved a termination proposal submitted by Redwood, which terminated the proposed merger agreement with Redwood. Costs of approximately $250,000 incurred in connection with this proposed merger agreement were charged to administrative and general expenses in the second and third quarters of 2003. The increase in general and administrative expenses was primarily due to these costs incurred in connection with this terminated merger transaction, integration costs to consolidate the Company's West Coast operations and higher insurance and telecommunications costs. During the fourth quarter of 2003, management implemented executive compensation reductions, staff reductions and further cost cutting initiatives in response to lower sales volume.

Restructuring and other Expense
-------------------------------
On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provides for contingent aggregate payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company relocated its San Diego area manufacturing facility to the newly acquired Los Angeles, CA area facility during the third quarter of 2003. Costs incurred in connection with this relocation and consolidation were approximately $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

Operating Loss
--------------
The Company incurred an operating loss of $2.2 million in 2003 primarily due to lower volume and the restructuring costs for the relocation and consolidation of its West Coast operations.

Other Income (Expense)
---------------------
Interest expense decreased to $236,000 in 2003 from $382,000 in 2002 due in part to lower borrowings and to lower interest rates.

In the fourth quarter of 2003, the Company recorded an impairment loss of $259,000 related to the investment in its Sparks Europe affiliate.

Benefit From Income Taxes
-------------------------
In the third quarter of 2003, the Company recognized the benefit of an income tax refund for $0.4 million related to a change in strategy whereby a net operating loss was carried back to a prior year. In the fourth quarter of 2002, the Company established a valuation allowance for deferred income tax assets. As a result, the Company did not record an income tax benefit from the current period pre-tax loss.

Backlog
-------
The backlog of orders at December 31, 2003 and 2002 was approximately $19 million. Generally, backlog of orders are recognized as sales during the subsequent six month period. The current backlog relates primarily to expected 2004 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities.

2002 As Compared With 2001

Net Sales
---------
                                                    (in thousands)

Revenue Sources                              2002                      2001
                                             ----                      ----
Trade show exhibits                       $ 44,711                  $ 49,992
Permanent and scenic displays               26,471                    26,980
                                            ------                    ------
Total                                      $71,182                  $ 76,972
                                            ======                    ======

Total net sales of $71.2 million for 2002 decreased 8% from total net sales for 2001. Sales of trade show exhibits and related services decreased 10.6% primarily due to the loss of two trade show exhibit clients and generally weak economic conditions. Sales of permanent and scenic displays decreased 1.9%, which was the net result of lower store fixtures sales partially offset by higher permanent museum display sales.

Gross Profit
------------
Gross profit, as a percentage of net sales, decreased to 19.9% in 2002 as compared with 22.2% in 2001. This decrease was principally attributable to lower gross profit margins for store fixtures and to shifts in sales mix to lower margin sales categories. The DMS store fixtures business had an unfavorable impact on the Company's gross profit in 2002.

Selling Expenses
----------------
Selling expenses of $8.5 million decreased to 11.9% of net sales in 2002 from $9.8 million, or 12.7% of net sales in 2001. This decrease was largely due to higher permanent museum exhibit sales, which are subject to lower sales commission expense, and to lower commission expense for store fixtures sales.

Administrative and General Expenses
-----------------------------------
Administrative and general expenses were reduced to $6.8 million in 2002 from $7.4 million in 2001. This decrease was primarily due to the adoption of a new accounting principle discussed below, which eliminated goodwill amortization in 2002. Goodwill amortization in 2001 was $0.8 million. In connection with the DMS Store Fixtures acquisition, employment agreements were made with two shareholders of the Company, which provided for guaranteed minimum annual payments of approximately $0.5 million. These agreements were mutually terminated in January 2001 eliminating the guaranteed minimum payments after February 2, 2001, which reduced administrative and general expenses by approximately $0.5 million in the first quarter of 2001.

Operating Loss
--------------

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

Other Income (Expense)
---------------------
Interest expense decreased to $0.4 million in 2002 from $1.2 million in 2001 as a result of lower borrowings and lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

On May 16, 2003, the Company amended its Revolving Credit and Security Agreement (the "Facility") with its bank to change from and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") basis to an asset-based arrangement. The Facility provided for borrowing of up to $8 million based on a percentage of qualified accounts receivable and inventories. The Facility was collateralized by all the Company's assets and had interest at rates based primarily on the London Inter Bank Offering Rate (LIBOR) plus 3.25%. The Facility included certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricted the Company's ability to pay dividends. Borrowings under this Facility were $4.9 million at December 31, 2003.

On February 6, 2004, the Company replaced the Facility with a new credit facility provided by a commercial asset-based lender. The new credit facility, which expires on February 6, 2007, provides for borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This new facility bears interest based on the 30-day dealer placed commercial paper rate plus 4.50% (effective rate of 5.51% at February 6, 2004), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount of $1 million in 2004 and $1.25 million in 2005 and in 2006). The Company's borrowing capacity was $7 million at March 4, 2004. Proceeds from this credit facility are used primarily for working capital and other capital purposes.

The Company's working capital decreased to $3 million at December 31, 2003 from $3.5 million at December 31, 2002, largely due to a $0.6 million decrease in cash and cash equivalents. Available cash and proceeds of $0.9 million from the Company's credit facility were used for the acquisition discussed ($0.4 million) and for capital expenditures ($0.9).

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                             Payment due by period
                                                             ---------------------
                                                       Less than      1-3     3-5    More than
       Contractual Obligations                 Total       1 Year   Years   Years     5 Years
       -----------------------                 -----       ------   -----   -----     --------
       Long-Term Debt Obligations            $ 5,235        $ 89   $5,146    $ --        $--
       Capital Lease Obligations                  --          --       --      --         --
       Operating Lease Obligations             8,237       2,267    4,910   1,060         --
       Purchase Obligations                       --          --       --      --         --
       Other Long-Term Liabilities
       Reflected on the Registrant's
       Balance Sheet Under GAAP                   --          --       --      --         --
                                              ------       -----    -----   -----        ----
                                  Total      $13,472      $2,356  $10,056  $1,060        $--
                                              ======       =====   ======   =====        ====

The Company jointly leases a 31,000 square foot facility with International Expo Services, in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future operating lease commitments.

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which contains a renewal option on May 14, 2009 and expires on May 14, 2019, requires minimum annual rent of $771,000 (included in the table above) at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses.

OUTLOOK

The Company expects combined sales of trade show exhibits and of permanent and scenic displays in 2004 to decrease from 2003 levels. The Company's trade show exhibit client base of Fortune 1000 companies is expected to closely manage their marketing budgets, which would inhibit the Company's trade show exhibit sales and margins. The Company expects sales of store fixtures to increase in 2004 from 2003 levels. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of lower sales volume.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). Statement of Financial Accounting Standards ("SFAS") 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations (see Note 2).

In 2003, the FASB issues FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and its amendment FIN 46R. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" in a "variable interest entity" and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company adopted the provisions of FIN 46 in connection with the lease agreement with a related partnership and determined that there was no impact on its financial statements as a result of the adoption of this new accounting principle.

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

Measurement of goodwill and other intangible asset impairment involves assumptions and estimates by management on a quarterly basis. The adoption of SFAS 142 requires estimates of fair values for certain operating units. These estimates involve discounted cash flow forecasts to determine the fair value of operating units having unamortized goodwill balances, and also considers the Company's market capitalization.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; uncertainties about the impact of the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

Fluctuations in interest, foreign currency exchange rates and commodity prices do not significantly affect the Company's financial position and results of operations. The Company's revolving credit facility, bears an interest rate based on 30-day dealer placed commercial paper rate, plus 4.5%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

On November 17, 2003, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent public accountants and appointed McGladrey and Pullen, LLP ("McGladrey") as its new independent public accountant. The decision to dismiss PwC and to retain McGladrey was approved by the Company's Audit Committee and Board of Directors on November 17, 2003.

The reports of PwC on the Company's financial statements for each of the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and through November 17, 2003 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports.

During the Company's two most recent fiscal years and through November 17, 2003, there have been no reportable events (as defined in Regulation S-K Item 304 (a)
(1) (v)).

The Company provided PwC with a copy of this disclosure and requested that PwC review such disclosure and provide a letter addressed to the Securities and Exchange Commission as specified by Item 304(a) (3) of Regulation S-K. Such letter was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated November 17, 2003.

During the fiscal years ended December 31, 2002 and 2001, and the subsequent interim period up to November 17, 2003, the Company did not consult with McGladrey regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any other matters or reportable events set forth in Items 304 (a) (1) (iv) and (a) (1) (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the end of the quarter, management determined that the Company's internal controls were insufficient to prevent the Company's Chief Executive Officer from causing the Company, through adjustments to accounting records and otherwise, to confer unauthorized benefits upon himself or upon his behalf. A report prepared by an independent law firm retained by the audit committee (which report noted that the Chief Executive Officer's conduct may have been illegal,) concluded that the amounts involved were relatively minor. The level of benefits so obtained did not exceed $60,000. All of such benefits have been repaid by the Chief Executive Officer. The Company has taken a number of steps to improve the control environment including requiring additional written approvals for (i) increases in employee compensation, (ii) authorization of travel and (iii) adjustments to accounting entries related to employee compensation.

                                    PART III

Items 10, 11, 12, 13 and 14 have been omitted from this report, in accordance with General Instruction G (3). Such information is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC by April 29, 2004.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                                                                                                              Exhibit Page
(a) The following documents are filed as part of this report:                                                 ------------

        (1)   Financial Statements:

                   Report of Independent Accountants, McGladrey & Pullen, LLP.                                   21
                                                                                                            -------------
                   Report of Independent Accountants, PricewaterhouseCoopers LLP.                                22
                                                                                                            -------------
                   Consolidated Statements of Operations for the years ended December 31, 2003,
                   2002 and 2001.                                                                                23
                                                                                                            -------------
                   Consolidated Balance Sheets at December 31, 2003 and 2002.                                    24
                                                                                                            -------------
                   Consolidated Statements of Changes in Stockholders' Equity for the years ended
                   December 31, 2003, 2002 and 2001.                                                             25
                                                                                                            -------------
                   Consolidated Statements of Cash Flows for the years ended December 31, 2003,
                   2002 and 2001.                                                                                26
                                                                                                            -------------
                   Notes to Consolidated Financial Statements.                                                   27
                                                                                                            -------------
         (2)  Financial Statements Schedule: Valuation and Qualifying Accounts and Reserves:                     41
                                                                                                            -------------

         (3)  Exhibits:

        (2)(a) Agreement and Plan of Merger of the Company (Incorporated by reference to the Company's Proxy Statement dated September 27, 2001, filed with the Commission).

        (3)(i) Articles of Incorporation of the Company (Incorporated by reference to the Company's Proxy Statement dated September 27, 2001, filed with the Commission).

        3(ii) Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).

        10(a) Amended and Restated Employment Agreement dated November 20, 2001 between the Company and Robert B. Ginsburg (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

        10(b) Employment Agreement dated 11/20/01 between the Company and Jeffrey K. Harrow (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

        10(c) Employment Agreement dated 11/20/01 between the Company and Scott Tarte (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

        10(d)        Form of Warrants issued by the Company to Jeffrey K.
                     Harrow, Scott Tarte, Robert B. Ginsburg and Alan I. Goldberg on 11/20/01 (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission). Schedule of grants (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).

        10(e)        Stockholders' Agreement date 11/20/01 among Jeffrey K.
                     Harrow, Scott Tarte, Robert B. Ginsburg and the Company (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).

        10(f)        Registration Rights Agreement dated 11/20/01 among Jeffrey
                     K. Harrow, Scott Tarte, Robert B. Ginsburg, Alan I. Goldberg and the Company (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).

        10(g)        Amended Agreement of Employment, dated December 11, 1992, between the Company and
                     Alan I. Goldberg. *                                                                         43
                                                                                                            -------------

        10(h)        Letter Agreement dated January 2, 1998 to Amended
                     Employment Agreement with Alan I. Goldberg (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed
                     with the Commission at:
                     www.sec.gov/cgi-bin/srch-edgar?test=Marlton+Technologies&first=1993&last=2004&mode=Simple).*

        10(i) Letter Agreement dated 11/20/01 to Amended Employment Agreement with Alan I. Goldberg. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

        10(j)        Employment Agreement dated November 24, 1999 with Stephen
                     P. Rolf (Incorporated by reference to Exhibit 10(l) to the Company Annual Report of Form 10-K for the year ended December 31, 1999, filed with the Commission).*

        10(k)        Option Agreement dated January 10, 2000 with Stephen P.
                     Rolf (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission).*

        10(l) Option Agreements with Outside Directors (Incorporated by reference to Company Proxy Statement dated April 30, 1999, filed with the Commission).*

        10(m) Option Agreements dated August 7, 2000 with Outside Directors (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission).*

        10(n) Option Agreements dated March 1, 2002 with Outside Directors (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

        10(o)        2000 Equity Incentive Plan (Incorporated by reference to
                     Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

        10(p)        2001 Equity Incentive Plan (Incorporated by reference to
                     Exhibit 10(ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission).*

        10(q) Lease for Premises located at 2828 Charter Road, Philadelphia, PA dated May 14, 1999 (Incorporated by reference to Exhibit 10(f) to the Company Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission).

        10(r) Amendment to Lease 2828 Charter Road, Philadelphia, PA dated February 25, 2000 (Incorporated by reference to

                     Exhibit 10(g) to the Company Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission).


        10(s)        Lease for Premises located at 8125 Troon Circle, Austell, GA 30001.                         49
                                                                                                            -------------

        10(t)        Lease Agreement dated June 29, 1998 between Gillespie Field
                     Partners, LLC and Sparks Exhibits, Ltd. (Incorporated by
                     reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed
                     with the Commission at
                     www.sec.gov/cgi-bin/srch-edgar?test=Marlton+Technologies&first=1993&last=2004&mode=Simple).

        10(u)         Loan and Security Agreement dated as of February 6, 2004 with General Electric
                     Capital Corporation.                                                                        66
                                                                                                            -------------

        10(v) Option Agreement dated June 3, 2002 with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(cc) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).*

        10(w) Option Agreement dated June 3, 2002 with Alan I. Goldberg (Incorporated by reference to Exhibit 10(dd) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).*

        10(x) Option Agreement dated October 23, 2002 with Washburn Oberwager (Incorporated by reference to Exhibit 10ee) to the Company`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).*

        10(y) Fourth Amendment to Lease Agreement dated September 11, 2003 for premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by reference to Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

        10(z) Sublease Agreement with Bradco International for premises located at 2025 Gillespie Way, El Cajon, CA 92020. (Incorporated by reference to Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

        10(aa) First Amendment to Lease Agreement dated October 31, 2003 for premises located at 2025 Gillespie Way, El Cajon, CA 92020 (Incorporated by reference to Exhibit 10 (ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

        10(bb)        Second Amendment to and Partial Termination of Lease Agreement dated January 1,
                     2004 for premises located at 2025 Gillespie Way, El Cajon, CA 92020                        122
                                                                                                            -------------
        10(cc)       Lease Agreement, First and Second Amendments for premises
                     located at Building J, 10232 Palm Drive, Santa Fe Springs,
                     CA 90670 (Incorporated by reference to Exhibit 10(ff) to
                     the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

        10(dd) Lease Agreement, First and Second Amendments for premises located at Building G, Heritage Springs Business Park,
                     Santa Fe Springs (Incorporated by reference to Exhibit
                     10(gg) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

        14            Code of Ethics                                                                            128
                                                                                                            -------------

        21            Subsidiaries of the Company                                                               130
                                                                                                            -------------


        31(a)         Rule 13a - 14(a) / 15(d) - 14(a) Certification, Chief Executive Officer                   131
                                                                                                            -------------

        31(b)         Rule 13a - 14(a) / 15(d) - 14(a) Certification, Chief Financial Officer                   132
                                                                                                            -------------
        32            Section 1350 Certifications                                                               133
                                                                                                            -------------

                  * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     One report on Form 8-K dated November 17, 2003 was filed by the Company during the last quarter of the period covered by this report on Form 10-K, reporting changes in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           MARLTON TECHNOLOGIES, INC.

                           By: /s/ Robert B. Ginsburg
                                   ------------------
                                   Robert B. Ginsburg, President

                          By: /s/ Stephen P. Rolf
                                  ---------------
                                  Stephen P. Rolf, Chief Financial Officer
Dated:    April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


               Signature                                 Title                                  Date

         /s/ Jeffrey K. Harrow                      Chairman of the                        April 14, 2004
             -----------------                     Board of Directors
             Jeffrey K. Harrow

          /s/ Scott J. Tarte                     Vice Chairman of the                      April 14, 2004
              --------------                      Board of Directors
              Scott J. Tarte

          /s/  A.J. Agarwal                            Director                            April 14, 2004
               ------------
               A. J. Agarwal

        /s/ Robert B. Ginsburg                         Director                            April 14, 2004
            ------------------
            Robert B. Ginsburg

         /s/ Alan I. Goldberg                          Director                            April 14, 2004
             ----------------
             Alan I. Goldberg

          /s/ Jerome Goodman                           Director                            April 14, 2004
              --------------
              Jerome Goodman

         /s/ Wasburn Oberwager                         Director                            April 14, 2004
            ------------------
            Washburn Oberwager

        /s/ Richard Vague                              Director                            April 14, 2004
            -------------
            Richard Vague

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
Marlton Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Marlton Technologies, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2003 financial statements referred to above present fairly, in all material respects, the financial position of Marlton Technologies, Inc.and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ McGladrey & Pullen, LLP
    Blue Bell, Pennsylvania
    March 19, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
and Board of Directors of
Marlton Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 16, present fairly, in all material respects, the financial position of Marlton Technologies, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the Company adopted a new financial accounting standard during 2002.


/s/ PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania

March 21, 2003

 MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,
                     (in thousands except per share amounts)

                                                         2003               2002             2001
                                                         ----               ----             ----
Net sales                                               $65,587           $ 71,182         $ 76,972
Cost of sales                                            51,203             57,027           59,917
                                                         ------             ------           ------
      Gross profit                                       14,384             14,155           17,055
                                                         ------             ------           ------
Selling expenses                                          8,518              8,491            9,761
Administrative and general expenses                       6,907              6,796            7,409
Restructuring and other expenses                          1,114                  -                -
                                                         ------             ------           ------
                                                         16,539             15,287           17,170
                                                         -------            ------           ------
      Operating loss                                     (2,155)            (1,132)            (115)
                                                         -------            ------           ------
Other income (expense):
Interest and other income                                    21                 42              134
Interest expense                                           (236)              (382)          (1,220)
Loss from investment in affiliates                         (265)            (1,156)            (397)
                                                          ------            ------            ------
                                                           (480)            (1,496)          (1,483)

Net loss before income taxes and change                   -----              ------           -----
     in accounting principle                             (2,635)            (2,628)          (1,598)

Provision for (benefit from) income taxes                  (434)             4,786             (462)
                                                          -----              -----            -----
Net loss before change in accounting principle           (2,201)            (7,414)          (1,136)

Cumulative effect of change in accounting
     principle, net of tax benefit                            -            (12,385)               -

Net loss after change in accounting principle           $(2,201)         $ (19,799)        $ (1,136)
                                                          ======            ======            =====
Net  loss per common share before change
in accounting principle: Basic                          $ (0.17)           $ (0.57)         $ (0.14)
                                                          ======            ======            ======
Diluted                                                 $ (0.17)           $ (0.57)         $ (0.14)
                                                          ======            ======            ======
Net  loss per common share after change
in accounting principle:
Basic                                                   $ (0.17)           $ (1.52)         $ (0.14)
                                                          ======             ======           ======
Diluted                                                 $ (0.17)           $ (1.52)         $ (0.14)
                                                          ======             ======           ======

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                       23

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                (in thousands except share and per share amounts)

                                 ASSETS                                           2003              2002
                                                                                  ----              ----
Current:
   Cash and cash equivalents                                                      $ 241             $ 880
   Accounts receivable, net of allowance of $415 and $309, respectively           7,824             8,083
   Inventories                                                                    6,272             5,723
   Prepaid and other current assets                                               1,191             1,042
                                                                                 ------            ------
          Total current assets                                                   15,528            15,728

Investment in affiliates                                                              -               259
Property and equipment, net of accumulated depreciation                           3,240             3,929
Rental assets, net of accumulated depreciation                                    2,789             2,535
Goodwill                                                                          2,714             2,714
Other assets, net of accumulated amortization of $1,603 and $1,349, respectively    388               211
Notes receivable                                                                    159               233
                                                                                 ------            ------
          Total assets                                                         $ 24,818          $ 25,609
                                                                                 ======            ======
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                               $ 89             $ 128
   Accounts payable                                                               6,363             4,509
   Accrued expenses and other current liabilities                                 6,080             7,630
                                                                                 ------            ------
          Total current liabilities                                              12,532            12,267

Long-term liabilities:
   Long-term debt, net of current portion                                         5,146             4,000
                                                                                 ------            ------
          Total liabilities                                                      17,678            16,267
                                                                                 ------            ------
Commitments and contingencies (Note 13)

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized 10,000,000; no shares outstanding    -                 -
   Common stock, no par value - shares authorized 50,000,000; 12,844,696 outstanding at December 31, 2003; 12,845,096 outstanding
      at December 31, 2002                                                            -                 -
   Stock warrants                                                                   742               742
   Additional paid-in capital                                                    32,951            32,951
   Accumulated deficit                                                          (26,405)          (24,204)
                                                                                 ------            ------
                                                                                  7,288             9,489
   Less cost of treasury shares;
     148,803 shares at December 31, 2003 and 148,403 at December 31, 2002          (148)             (147)
                                                                                  -----             -----
          Total stockholders' equity                                              7,140             9,342
                                                                                 ------            ------
          Total liabilities and stockholders' equity                           $ 24,818          $ 25,609
                                                                                 ======            ======

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 2003, 2002 and 2001

                       (in thousands except share amounts)


                                                                  Common Stock              Additional
                                                                  ------------                Paid-in          Stock
                                                             Shares           Amount          Capital         Warrants
                                                             ------           ------          -------         --------
Balance, December 31, 2000                                   7,423,429         $ 743        $ 30,544              $ -

Issuance of shares under compensation arrangements             265,070            26             108                -
Issuance of shares for investment transaction                5,300,000           530           1,000                -
Issuance of stock warrants                                           -             -               -              742
Change from $.10 par value to no par value Common Stock              -        (1,299)          1,299                -
Net loss                                                             -             -               -                -
                                                            ----------         ------         ------              ----
Balance, December 31, 2001                                  12,988,499             -          32,951              742

Repurchase of common stock                                    (143,403)            -               -                -
Net loss                                                             -             -               -                -
                                                            ----------          -----         -------             -----
Balance, December 31, 2002                                  12,845,096             -          32,951              742

Repurchase of common stock                                        (400)            -               -                -
Net loss                                                             -             -               -                -
                                                            -----------         -----         -------             -----
Balance, December 31, 2003                                  12,844,696           $ -        $ 32,951            $ 742
                                                            ===========         =====         =======             =====

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                       25 (CON'T)

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 2003, 2002 and 2001

                       (in thousands except share amounts)


                                                                                                 Total
                                                             Accumulated       Treasury       Stockholders'
                                                               Deficit          Stock            Equity
                                                             ------------       ---------     -------------
Balance, December 31, 2000                                   $ (3,269)         $ (112)        $ 27,906

Issuance of shares under compensation arrangements                  -               -              134
Issuance of shares for investment transaction                       -               -            1,530
Issuance of stock warrants                                          -               -              742
Change from $.10 par value to no par value Common Stock             -               -                -
Net loss                                                       (1,136)              -           (1,136)
                                                             ---------           -----          ------
Balance, December 31, 2001                                     (4,405)           (112)          29,176

Repurchase of common stock                                          -             (35)             (35)
Net loss                                                      (19,799)              -          (19,799)
                                                             ---------           -----          -------
Balance, December 31, 2002                                    (24,204)           (147)           9,342

Repurchase of common stock                                          -              (1)              (1)
Net loss                                                       (2,201)              -           (2,201)
                                                             ---------           -----          ------
Balance, December 31, 2003                                  $ (26,405)         $ (148)         $ 7,140
                                                             =========          ======          ======

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                       25

                 MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                                 (in thousands)

                                                                             2003             2002             2001
                                                                             ----             ----             ----
Cash flows provided from operating activities:
     Net loss                                                            $ (2,201)       $ (19,799)       $ (1,136)
     Adjustments to reconcile net income to cash provided by
          (used in) operating activities:
          Depreciation and amortization                                     2,088            2,185           2,646
          Impairment loss from investments in affiliates                      259            1,156             397
          Net changes in deferred taxes                                         -            4,766            (562)
          Cumulative effect of change in accounting principle                   -           12,385               -
          Property and equipment asset impairment                               -              175               -
          Non-cash compensation and other operating items                     (54)               -              89
          Losses from asset disposals                                         238                -               -
     Change in assets and liabilities:
          Decrease in accounts receivable, net                                355            2,563           9,374
          (Increase) decrease in inventories                                 (219)             875           2,320
          (Increase) decrease in prepaid and other assets                    (122)             205           1,748
          (Increase) decrease in notes and other receivables                 (183)             544              94
          Increase in accounts payable, accrued expenses and other           (189)          (1,368)         (5,663)
                                                                            ------           -----           -----
              Net cash provided by (used in) operating activities             (28)           3,687           9,307
                                                                            ------           -----           -----
Cash flows from investing activities:
     Guaranteed payments to sellers                                             -                -             (18)
     Acquisition of business, net of cash acquired                           (384)               -               -
     Capital expenditures                                                    (914)          (1,269)         (1,653)
                                                                            -----            -----           -----
              Net cash used for investing activities                       (1,298)          (1,269)         (1,671)
                                                                            -----            -----           -----
Cash flows from financing activities:
     Proceeds from (payments for) revolving credit facility, net              947           (2,500)         (9,500)
     Proceeds from issuance of stock, net of related costs                      -                -           2,272
     Payments for loan origination fees                                      (108)            (105)            (60)
     Payments for notes payable, sellers                                        -              (33)            (54)
     Proceeds from (payments for) promissory note, net                       (128)             (98)            190
     Payments for acquisition obligation                                       (3)               -               -
     Payments for leasehold improvement obligation                            (20)               -               -
     Repurchase of common stock                                                (1)             (35)              -
                                                                            ------           -----           -----
              Net cash provided by (used in) financing activities             687           (2,771)         (7,152)
                                                                            ------           -----           -----
Increase (decrease) in cash and cash equivalents                             (639)            (353)            484

Cash and cash equivalents - beginning of year                                 880            1,233             749
                                                                            -----            -----           -----
Cash and cash equivalents - end of year                                     $ 241            $ 880         $ 1,233
                                                                            =====            =====           =====

                   The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES
         ------------------------------

Basis of Presentation

The consolidated financial statements include the accounts of Marlton Technologies, Inc., its wholly and majority owned subsidiaries and the effects of minority investments in non-consolidated businesses (the "Company"). Investments in affiliates, representing the Company's 20% or more but less than 50% investments are accounted for using the equity method. All inter-company accounts and transactions are eliminated.

Activity included in the consolidated statements of operations consists primarily of the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

The Company operates in one segment.

Cash Equivalents

The Company considers all investments with an initial maturity of three months or less to be cash equivalents. Temporary cash investments comprise principally short-term government funds. At various times throughout the year, the Company maintains cash balances at banking institutions in excess of FDIC limits.

Account Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management estimates these possible losses based on a review of the financial condition and payment history of specific customers having significant accounts receivable balances, and establishes a general reserve for the remaining accounts receivable based on historical bad debt experience. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Interest is not charged on trade receivables that are considered past due.

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

Prior to January 1, 2002 the excess of cost over the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over periods ranging from 5 to 30 years. After January 1, 2002, no amortization is recorded for these assets.

Included in other assets are loan origination fees, which are amortized on a straight-line basis over the term of the related debt agreement.

The Company's policy is to record an impairment loss against long-lived assets, including investment in affiliates, property and equipment, goodwill and other

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangibles, in the period when it is determined that the carrying amount of such assets may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the net assets. For the fourth quarter of 2003, the Company recorded an impairment loss of $259,000 related to the investment in its Sparks Europe affiliate. During 2002, the Company recorded an impairment loss of $176,000 associated with the property and equipment of its DMS subsidiary.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

One customer, JCPenney, accounted for 15%, 20% and 11% of the Company's consolidated net sales in 2003, 2002, and 2001, respectively. The loss of this customer could have a material adverse effect on the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           (in thousands except per share amounts)
                                                                                 Year ended December 31,

                                                                                  2003         2002           2001
                                                                                  ----         ----           ----
  Net loss                   As reported                                       $(2,201)     $(19,799)       $(1,136)
                             Deduct: Total stock-based employee                  -----        ------          -----
                             compensation expense determined under fair
                             value based method, net of tax                        (67)         (290)           (16)
                                                                                  -----       ------          -----
                             Pro forma                                         $(2,268)     $(20,089)       $(1,152)
  Diluted income (loss)                                                           =====       ======          =====
    per common share         As reported                                         $(.17)       $(1.52)         $(.14)
                             Pro forma                                            =====       ======          =====
                                                                                 $(.18)       $(1.55)         $(.14)
                                                                                  =====       ======          =====

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 2002 and 2001 include the following:


                   Assumption                                2002                2001
                   ----------                                ----                ----
         Dividend yield                                      0.0%                0.0%
         Risk-free rate                                      4.0%                5.0%
         Expected life                                    3-5 years           3-5 years
         Expected volatility                                 62%                 65%
         Fair Value                                          $.18                $.05


Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximate their fair value at December 31, 2003 and 2002.

Per Share Data

Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options and warrants having exercise prices below market prices were exercised.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). Statement of Financial Accounting Standards ("SFAS") 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations (see Note 2).

In 2003, the FASB issues FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and its amendment FIN 46R. This interpretation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" in a "variable interest entity" and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company adopted the provisions of FIN 46 in connection with the lease agreement with a related partnership and determined that there was no impact on its financial statements as a result of the adoption of this new accounting principle.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company will continue to evaluate the impact of SFAS 150 on its financial statements.

2.   ACQUISITION AND RESTRUCTURING COSTS
     -----------------------------------
On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the Company subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provides for contingent payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company relocated its San Diego area manufacturing facility to the newly acquired Los Angeles, CA area facility during the third quarter of 2003. Costs incurred in connection with this relocation and consolidation were approximately $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

3. TERMINATED MERGER AGREEMENT:
   ----------------------------
The Company and Redwood Acquisition Corp.("Redwood") entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. On June 19, 2003, the Company's Board of Directors approved a termination proposal submitted by Redwood, which terminated the proposed merger agreement with Redwood. Costs of approximately $250,000 incurred in connection with this proposed merger agreement were charged to administrative and general expenses in the second and third quarters of 2003.

4.   ACCOUNTING CHANGE (ADOPTION OF SFAS NO. 142)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income and net income per share for 2002 and
-------------------------------------------------------------------------------
2001 adjusted for SFAS 142
--------------------------

                                                                                                        December 31,
                                                                                                        ------------
                                                                                        2003            2002            2001
                                                                                        ----            ----            ----
                                                                                      (in thousands except per share amounts)

Net loss before change in accounting principle                                      $(2,201)         $(7,414)        $(1,136)
Add back: goodwill amortization, net of tax of $272                                      --               --             559
                                                                                      ------          -------          -------
Adjusted net loss before change in accounting principle                             $(2,201)         $(7,414)         $ (577)
                                                                                      ======          =======          =======
Cumulative effect of change in accounting principle, net of tax of $3,500                 --         (12,385)              --
                                                                                      ------          -------          -------
Adjusted net loss                                                                   $(2,201)        $(19,799)         $ (577)
                                                                                      ======          =======          =======
Net income per share:
Basic net loss per share before change in accounting principle                        $(.17)           $(.57)          $(.14)
Add back: goodwill amortization, net of tax                                              --               --             .07
                                                                                      ------          -------          ------
Adjusted basic net loss per share before accounting change                            $(.17)           $(.57)          $(.07)
Cumulative effect of change in accounting principle, net of tax                          --             (.95)              --
                                                                                      ------          -------          ------
Adjusted basic net loss per share                                                     $(.17)          $(1.52)          $(.07)
                                                                                      ======          =======          ======
Diluted net loss per share before change in accounting principle                      $(.17)           $(.57)          $(.14)
Add back: goodwill amortization, net of tax                                              --               --             .07
Adjusted diluted net loss per share before accounting change                           -----          -------          ------
                                                                                      $(.17)           $(.57)          $(.07)
Cumulative effect of accounting change, net of tax                                       --             (.95)              --
                                                                                       -----          -------          ------
Adjusted diluted net loss per share                                                   $(.17)          $(1.52)          $(.07)
                                                                                       =====          =======          ======

Changes in the carrying amount of goodwill for the impairment recognized in 2002 are as follows:


                                                                 DMS                 Sparks               Total
                                                                 ---                 ------               -----
Balance at December 31, 2001                                $ 15,885                $ 2,714              $8,599

Goodwill impairment in 2002                                  (15,885)                    --             (15,885)
                                                              ------                  ------             ------
Balance at December 31, 2002                                      --                $ 2,714              $2,714
                                                              ======                  ======             ======
Goodwill impairment in 2003                                       --                     --                  --
                                                              ------                  ------             ------
Balance at December 31, 2003                                      --                $ 2,714              $2,714
                                                              ======                  ======             ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.            NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:


                                                                 (in thousands except per share data)

                                                                  2003          2002           2001
                                                                  ----          ----           ----
  Net loss before change in accounting principle               $(2,201)        $(7,414)       $(1,136)
                                                                ======          ======         ======
  Net loss after change in accounting principle                $(2,201)       $(19,799)       $(1,236)
                                                                ======          ======         ======
  Weighted average common
     shares outstanding used to compute
     basic net income per common share                          12,845          12,984          8,167

  Additional common shares to be issued
     assuming exercise of stock options,
    net of shares assumed reacquired                                 -               -            220

  Total shares used to compute diluted
     net income per common share                                12,845          12,984          8,387
                                                                ======          ======          =====
  Basic net loss per share before change in
     accounting principle                                        $(.17)          $(.57)         $(.14)
  Diluted net loss per share before change in                    ======          ======         ======
  accounting principle                                           $(.17)          $(.57)         $(.14)
                                                                 ======          ======         ======
          Basic net loss per share after change in
  accounting principle                                           $(.17)         $(1.52)         $(.14)
  Diluted net loss per share after change in                     ======          =====          ======
  accounting principle                                           $(.17)         $(1.52)         $(.14)
                                                                 ======          =====          ======

Options and warrants to purchase 7,175,000, 7,492,000, and 667,000 shares of common stock at prices ranging from $.50 per share to $6.25 per share were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise price was equal to or greater than the average market price of the common shares.

6.   STATEMENTS OF CASH FLOWS INFORMATION

Cash paid for interest in 2003, 2002, and 2001 was $250,000, $314,000 and
$1,250,000, respectively.

Cash paid for income taxes in 2002 and 2001 was $5,000 and $29,000, respectively.

During 2001, the Company issued 265,070 shares of its common stock having a market value of $134,000 to certain employees and directors for stock awards and the Company's 401(k) plan contributions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INVENTORIES, NET

Inventories at December 31 consist of the following:

                                                        (in thousands)
                                                         ------------
                                                    2003                2002
                                                    ----                ----
           Raw materials                         $   467               $ 373
           Work in process                         3,579               4,400
            Finished goods                         2,226                 950
                                                   -----               -----
                                                 $ 6,272              $5,723
                                                   =====               =====
8.   INVESTMENT IN AFFILIATES
     ------------------------
The Company recognized an impairment loss of $259,000 in the fourth quarter of 2003 related to its investment in Sparks Europe.

The Company recognized an impairment loss of approximately $1.2 million in the first quarter of 2002 related to its investment in Abex Display Systems Inc.

9.     PROPERTY AND EQUIPMENT
       ----------------------
Property and equipment at December 31 consist of the following:

                                                                                                 (in thousands)
                                                                                                  ------------
                                                                                             2003              2002
                                                                                             ----              ----
  Manufacturing equipment and vehicles                                                     $2,017            $1,964
  Office equipment and data processing                                                      8,357             7,409
  Leasehold improvements                                                                    2,578             3,017
  Showroom exhibits, construction in progress and other                                       394               707
                                                                                           ------            ------
                                                                                          $13,346           $13,097
   Less accumulated depreciation and amortization                                          10,106             9,168
                                                                                           ------            ------
                                                                                          $ 3,240            $3,929
                                                                                           ======            ======
Rental assets at December 31 consist of the following:
     Rental assets                                                                         $6,461            $5,735
     Less accumulated depreciation                                                          3,672             3,200
                                                                                            ------            -----
                                                                                           $2,789            $2,535
                                                                                            ======            =====

10.      ACCRUED EXPENSES AND OTHER
         --------------------------
Accrued expenses and other at December 31, consist of the following:


                                                                                                (in thousands)
                                                                                                 ------------
                                                                                    2003                        2002
                                                                                    ----                        ----
  Customer deposits                                                               $2,955                      $3,530
  Accrued compensation                                                               934                       1,232
  Accrued payroll, sales and business taxes                                          134                         807
  Accrued insurance costs                                                             --                         150
  Accrued contractual costs                                                          116                         291
  Accrued restructuring expenses                                                     402                          --
  Other                                                                            1,539                       1,620
                                                                                   -----                       -----
                                                                                  $6,080                      $7,630
                                                                                   =====                       =====

                                       33

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      DEBT OBLIGATIONS AND SUBSEQUENT EVENT

On May 16, 2002, the Company amended its Revolving Credit and Security Agreement (the "Facility") to change from an EBITDA basis to an asset-based arrangement. The amended Facility provided for borrowings based on a percentage of qualified accounts receivable and a percentage of up to $6.7 million of qualified inventories. The Facility was collateralized by all the Company's assets and had interest at rates based primarily on the London Inter Bank Offering Rate (LIBOR) plus 3.25%. The Facility included certain financial covenants requiring a minimum tangible net worth and maintenance of certain financial ratios and restricted the Company's ability to pay dividends. Borrowings under this Facility were $4.9 million at December 31, 2003. The Company's borrowing capacity under the Facility was $8 million at December 31, 2003. The interest rates charged during 2003 ranged from 4.28% to 4.63%. The Company had a letter of credit in the amount of $160,000 outstanding at December 31, 2003, which was collateralized by a cash escrow account on January 26, 2004 in connection with the credit facility replacement described below.

On February 6, 2004, the Company replaced the Facility with a new credit facility provided by a commercial asset-based lender. The new credit facility, which expires on February 6, 2007, provides for borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This new facility bears interest based on the 30-day dealer placed commercial paper rate plus 4.50% (effective rate of 5.51% at February 6, 2004), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount).

The Company's debt obligations at December 31, consist of the following:

                                                                                          (in thousands)
                                                                                           ------------
                                                                                     2003                 2002
                                                                                     ----                 ----
         Revolving credit facility                                                 $4,947               $4,000
         Promissory Notes                                                              --                  128
         Acquisition agreement obligation                                             126                   --
         Acquired leasehold improvement obligation                                    162                   --
                                                                                    -----                -----
                                                                                   $5,235               $4,128
         Less current portion                                                          89                  128
                                                                                    -----                -----
                                                                                   $5,146               $4,000
                                                                                    =====                =====

Aggregate future long-term debt maturities are as follows:

                                                               (in thousands)
                                                                ------------
                            Years ending December 31,               Amount
                            ------------------------                ------

                                       2004                         $  89
                                       2005                            89
                                       2006                         5,025
                                       2007                            32

12.  RELATED PARTY TRANSACTIONS
     --------------------------
The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which contains a renewal option on May 14, 2009 and expires on May 14, 2019, requires minimum annual rent of $771,000 at a fixed rate for the first 10 years, and the Company is responsible for taxes, insurance and other operating expenses.

In connection with the DMS Store Fixtures acquisition, employment agreements were made with two shareholders of the Company, which provided for guaranteed

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum annual payments of approximately $0.5 million. These agreements were mutually terminated in January 2001 eliminating the guaranteed minimum payments after February 2, 2001, which reduced administrative and general expenses by approximately $0.5 million in the first quarter of 2001.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------
The Company operates in leased office, warehouse and production facilities. Lease terms range from monthly commitments up to 17 years with options to renew at varying times. Certain lease agreements require the Company to pay utilities, taxes, insurance and maintenance.

As of December 31, 2003, future minimum lease commitments under non-cancelable operating leases are as follows:

                                                              (in thousands)
                                                               ------------
            Years ending December 31,                             Amount
            -------------------------                             ------
                      2004                                        $2,267
                      2005                                         1,955
                      2006                                         1,679
                      2007                                         1,276
                      2008                                           771
                      2009 and thereafter                            289
                                                                   -----
           Total minimum lease commitments                        $8,237
                                                                   =====

The Company jointly leases a 31,000 square foot facility with International Expo Services ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future lease commitments. Payments in connection with this lease are made by IES.

Rental expense, exclusive of supplemental costs, was approximately $2,372,000 $2,138,000, and $2,135,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

14.      INVESTMENT TRANSACTION
         ----------------------
On November 20, 2001, the Company issued 5,300,000 shares of its common stock and warrants expiring on November 19, 2011 to purchase 5,300,000 shares of its common stock for an aggregate of $2,650,000. This transaction was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 7, 2001. Costs incurred in connection with this transaction were $378,000.

15.  WARRANTS AND STOCK OPTIONS
     --------------------------
Warrants

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 12, 1999, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share to the Company's financial adviser in connection with a debt restructuring project. These warrants are exercisable on or before October 12, 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 1992, the Company adopted the 1992 Directors' and Consultants' Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to 50,000 common shares to directors and consultants who are neither principal stockholders, nor receive salary compensation. Prices are determined as in the 1990 Plan. The 1992 Plan was amended in June 1998 to eliminate non-discretionary annual stock awards, to provide stock awards or options as determined by the Board and to increase the authorized shares to a total of 250,000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option transactions and exercise prices:


                                                         Shares       Price Per Share           Weighted Average
                                                         ------       ----------------          ----------------

Outstanding at December 31, 2000                        1,740,022      $1.60 to $6.25                 $3.03


Granted                                                    75,000           $2.00                     $2.00
Expired or cancelled                                   (1,148,500)      $1.60 to 6.00                 $2.94
Exercised                                                      --           --                           --

Outstanding at December 31, 2001                          666,522      $2.00 to $6.25                 $3.13


Granted                                                 1,676,242           $.50                       $.50
Expired or cancelled                                     (250,919)     $2.13 to $4.00                  3.05
Exercised                                                      --           --                           --
                                                        ----------

Outstanding at December 31, 2002                        2,091,845      $ .50 to $6.25                 $1.03


Granted                                                        --           --                           --
Expired or cancelled                                     (316,767)     $ .50 to $6.25                 $3.30
Exercised                                                      --           --                           --

Outstanding at December 31, 2003                        1,775,078      $ .50 to $2.13                 $ .63


The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2003:


                                                     Options Outstanding                        Options Exercisable
                                                     -------------------                        -------------------
                                                               Weighted Average
                                                               ----------------
                                         Number of                                          Number of         Weighted
                  Range of Exercise       Options         Remaining                          Options           Average
                        Prices           And Awards     Life (Years)     Exercise Price    and Awards      Exercise Price
                        ------           ----------     ------------     --------------    ----------      --------------
1990 Plans             $2.00               60,000           2.03             $2.00           60,000           $2.00

1992 Plan              $2.00               73,336           1.47             $2.00           73,336           $2.00

2000 Plan                --                    --            --                --                --             --

2001 Plan              $ .50            1,626,242           6.76              $.50        1,601,242            $.50

Other                  $2.13               15,500            .30             $2.13           15,500           $2.13
                        ----               ------           ----              ----           ------            ----
Grand Total        $.50 to $2.13        1,775,078           6.33              $.63        1,750,078            $.63
                    ============        =========           ====              ====        =========            ====

The following is a summary of stock options exercisable at December 31, 2003, 2002 and 2001, and their respective weighted-average share prices:

                                                                                            Weighted Average
                                                                 Number of Shares            Exercise Price
                                                                 ----------------           ----------------
Options exercisable December 31, 2003                                   1,750,078                $0.63
Options exercisable December 31, 2002                                   1,913,520                $1.07
Options exercisable December 31, 2001                                     558,197                $2.72

16.  EMPLOYEE BENEFIT PLANS
     ----------------------
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. There were no charges to income with respect to this Plan in 2003, 2002 or 2001.

17.  INCOME TAXES
     ------------
The components of the provision for (benefit from) income taxes were as follows:

                                                                      (in thousands)
                                                       2003                2002               2001
                                                       ----                ----               ----
         Current:
            Federal                                  $(434)                $ --              $100

            State                                       --                   --                --
         Deferred:
            Federal                                     --                                   (604)
                                                                          4,552
            State                                       --                  234                42
                                                      -----               -----               ----
                                                     $(434)             $ 4,786             $(462)
                                                      =====               =====               ====

A reconciliation of federal statutory income taxes to the Company's effective income tax expense is as follows:

                                                                 2003         2002          2001
                                                                 ----         ----          ----
         Federal statutory rate                                 $(896)      $ (894)       $(543)
         State income tax, net of federal
            income tax effect                                     234          234           48
         Non-deductible expenses                                  120           28          192
         Non-taxable income                                        --           --         (192)
         Valuation allowance                                      510        5,384           --
         Fully reserved net operating loss utilization           (434)          --           --
         Other, net                                                32           34           33
                                                                  ----       -----          ---
                                                                $(434)      $4,786        $(462)
                                                                  ===        =====          ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset at December 31, 2003 and 2002 consist of the following:

                                                                                (in thousands)
                                                                                 ------------
                                                                           2003                2002
                                                                           ----                ----
         Accounts receivables                                             $ 153               $ 120
         Inventories                                                        140                 395
         Property and equipment                                              11                  15
         Accrued expenses and compensation                                   43                  40
         Goodwill and intangibles                                         2,675               2,971
         Operating loss and credit carryforward                           2,234               2,650
         Other, net                                                         924                 829
         Valuation allowance                                             (6,180)             (7,020)
                                                                          -----               -----
                                                                          =====               =====

In the fourth quarter 2002, the Company established a valuation allowance of $7 million to fully reserve for its deferred tax assets as of December 31, 2002. This allowance was based on an evaluation of several factors, including prior years' actual operating results and projected operating results. The net change in the valuation allowance for deferred tax assets was a decrease of $840,000 during 2003. The decrease relates to the utilization of prior year net operating losses, which were carried back during 2003. The Company has available approximately $5.6 million of net operating loss carry forwards, which begin to expire in 2016.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are:


                                                         (in thousands except per share amounts)
                                                          -------------------------------------
                                             March 31            June 30       September 30         December 31
                                             --------            -------       ------------         -----------
  2003
  ----
  Net sales                                   $17,456            $19,864            $12,626             $15,641
  Gross profit                                  4,402              4,607              2,226               3,149
  Net income (loss)*                              416                295             (1,916)               (996)
  Basic net income (loss)
    per common share                              .03                .02               (.15)               (.08)
  Diluted net income (loss)
    per common share                              .03                .02               (.15)               (.08)

  2002
  ----
  Net sales                                   $16,795            $21,419            $15,204             $17,764
  Gross profit                                  4,164              4,329              2,628               3,034
  Net income (loss)**                         (13,668)                45               (465)             (5,711)
  Basic net income (loss)
    per common share                            (1.05)                --               (.04)               (.44)
  Diluted net income (loss)
    per common share                            (1.00)                --               (.04)               (.44)

* The first quarter of 2003 includes a $0.3 million expense from a terminated merger agreement. The third quarter of 2003 includes a $1.1 million restructuring provision for facility relocation. The fourth quarter of 2003 includes an impairment write down of $0.3 million in the Company's investment in an affiliate.

**The first quarter of 2002 includes $1.2 million for a write-down in the Company's investment in an affiliate, and a $12.4 million impairment loss (net of a $3.5 million income tax benefit) for a change in accounting principle (adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"). The fourth quarter of 2002 includes an income tax valuation allowance of $5.4 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARLTON TECHNOLOGIES, INC.

                          FINANCIAL STATEMENT SCHEDULE
           SCHEDULE (2) VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           -----------------------------------------------------------
                                 (in thousands)


      COLUMN A              COLUMN B                    COLUMN C                     COLUMN D            COLUMN E
      --------              --------                    --------                     --------            --------
                                                       Additions

    Description            Balance at          Charged to        Charged to other   Deductions -         Balance at end
                          beginning of        costs and         accounts           Write-Offs           of period
                          period              expenses

                      For the Year Ended December 31, 2003
                      ------------------------------------

Allowances deducted from Assets to which they apply:


Trade accounts receivable    $  309             $ 327                --            $ 221           $   415
Inventory obsolescence          597               157                --              668                86
Deferred tax assets           7,020                --                --              840             6,180

                      For the Year Ended December 31, 2002
                      ------------------------------------

Allowances deducted from Assets to which they apply:

Trade accounts receivable    $  502           $   317                --          $   510           $   309
Inventory obsolescence        1,121               361                --              885               597
Deferred tax assets             313            *6,707                --               --             7,020


* In the fourth quarter 2002, the Company established a valuation allowance of $7 million to fully reserve for its deferred tax assets as of December 31, 2002.
This allowance was based on an evaluation of several factors, including prior years' actual operating results and projected operating results.

                     For the Year Ended December 31, 2001
                     ------------------------------------
Allowances deducted from Assets to which they apply:

Trade accounts receivable    $  836             $ 442               ---            $ 776           $   502
Inventory obsolescence        1,214               853               ---              946             1,121
Deferred tax assets             ---               313               ---              ---               313


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Schedule 2.1
                                  ------------
                          Revolving Credit Commitments
                          ----------------------------

GE Capital Corporation              $12,000,000


Total                               $12,000,000