Form 10-Q
period 2004-03-31
MARLTON TECHNOLOGIES INC
filed 2004-05-13
CIK 96988

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      ---
       X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      ---

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

      ---
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                   -------------------------------------------
               (Exact name of issuer as specified in its charter)

                          Pennsylvania                                             22-1825970
------------------------------------------------------------------------ -----------------------------------
       (State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

                      2828 Charter Road                             Philadelphia           PA          19154
-------------------------------------------------------------- ------------------- ---------------- --------
             (Address of principal executive offices)                    City              State         Zip

                        Issuer's telephone number                                          (215) 676-6900


          Former name, former address and former fiscal year, if changed since last report: ____________________


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes       X       No  _______

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ______  No       X


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by court.   Yes  ______   No  ______

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:  12,844,696

Item 1.  FINANCIAL STATEMENTS

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (In thousands except share and per share data)


                                                                               March 31,           December 31,
                                            ASSETS                                2004                 2003
                                                                               ---------           ------------
Current:
   Cash and cash equivalents                                                       449                   241
   Accounts receivable, net of allowance
     of $473 and $415, respectively                                              11076                  7824
   Inventories                                                                    6329                  6272
   Prepaid and other current assets                                               1172                  1191
                                                                                 -----                 -----
          Total current assets                                                   19026                 15528

Property and equipment, net of accumulated
     depreciation of $10,446 and $10,106, respectively                            2960                  3240
Rental assets, net of accumulated depreciation
     of $3,826 and $3,672, respectively                                           2680                  2789
Goodwill                                                                          2714                  2714
Other assets, net of accumulated amortization
        of $1,677 and $1,603, respectively                                         424                   388
Notes receivable                                                                   140                   159
                                                                                 -----                 -----
          Total assets                                                           27944                 24818
                                                                                 =====                 =====
                  LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long-term debt                                                89                    89
   Accounts payable                                                               7392                  6363
   Accrued expenses and other current liabilities                                 5966                  6080
                                                                                 -----                 -----
          Total current liabilities                                              13447                 12532
                                                                                 -----                 -----
Long-term liabilities:
   Long-term debt, net of current portion                                         6452                  5146
                                                                                 -----                 ------
          Total  long-term liabilities                                            6452                  5146
                                                                                 -----                 ------
          Total liabilities                                                      19899                 17678
                                                                                 -----                 ------

Commitments and contingencies                                                       --                    --
Stockholders equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                                   --                    --
   Common stock, no par value - shares authorized 50,000,000;
      12,844,696 outstanding at March 31, 2004 and December 31, 2003                --                    --
   Stock warrants                                                                  742                   742
   Additional paid-in capital                                                    32951                 32951
   Accumulated deficit                                                          (25500)               (26405)
                                                                                 -----                 -----
                                                                                  8193                  7288
   Less cost of 148,803 treasury shares                                           (148)                 (148)
                                                                                 -----                 -----
          Total stockholders equity                                               8045                  7140
                                                                                 -----                 -----
          Total liabilities and stockholders equity                              27944                 24818
                                                                                 =====                 =====

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.
                                       2

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                   For the three months ended


                                                  March 31, 2004                March 31, 2003
                                                  --------------                --------------
Net sales                                             $ 18,549                      $ 17,456
Cost of sales                                           13,810                        13,054
                                                        ------                        ------
Gross profit                                             4,739                         4,402

     Selling expenses                                    2,217                         2,300
     Administrative and general expenses                 1,525                         1,645
                                                        ------                         ------
Operating profit                                           997                           457

Other income (expense):
     Interest and other income                               -                             4
     Interest expense                                      (92)                          (45)
                                                        -------                         ------
Income before income taxes                                 905                           416

Provision for income taxes                                   -                             -
                                                        ------                          ------
Net income                                                 905                           416
                                                        ======                          ======
Net income (loss) per common share:

   Basic                                                  $.07                          $.03
                                                        ======                          ======
   Diluted                                                $.07                          $.03
                                                        ======                          ======

 The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                      MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              For the three months ended
                                                                           March 31, 2004    March 31, 2003
                                                                           --------------    --------------
Cash flows from operating activities:
   Net income                                                                   $ 905                $ 416
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                              569                  562
     Change in operating assets and liabilities:
          Increase in accounts receivable, net                                 (3,252)                (912)
          (Increase) decrease in inventories                                      (57)               1,188
          (Increase) decrease in prepaid and other assets                          19                 (101)
          Increase (decrease) in accounts payable, accrued
              expenses and other current liabilities                              915               (2,481)
       Net cash used in operating activities                                     (901)              (1,328)

Cash flows from investing activities:
   Capital expenditures                                                          (106)                (232)
      Net cash used in investing activities                                      (106)                (232)


Cash flows from financing activities:
     Proceeds from revolving credit facility, net                               1,328                1,187
     Payments for acquisition obligation                                          (11)                   -
     Payments for leasehold improvement obligation                                (11)                   -
     Payments for loan origination fees                                          (117)                   -
     Payments for promissory note                                                   -                  (33)
     Proceeds from notes receivable                                                26                   77
     Net cash provided by (used in) financing activities                        1,215                1,231

Decrease in cash and cash equivalents                                             208                 (329)

Cash and cash equivalents - beginning of period                                   241                  880

Cash and cash equivalents - end of period                                       $ 449                $ 551


       The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2003.

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

2.       MAJOR CUSTOMERS:

During the first quarter of 2004 and 2003, the same customer accounted for 12% and 16%, respectively, of the Company's total sales.

3.       PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):


                                                                           Three months ended
                                                                           ------------------
                                                                     March 31, 2004          March 31, 2003
                                                                     --------------          --------------
Net income                                                                 $905                    $416

Weighted average common
   shares outstanding used to compute basic net income
   per common share                                                      12,845                  12,845

Additional common shares to be issued
   assuming the exercise of stock options, net of shares
   assumed reacquired                                                       742                     --

Total shares used to compute diluted
   net income (loss) per common share                                    13,587                  12,845

Basic net income per share
                                                                           $.07                    $.03

Diluted net income per share                                               $.07                    $.03

                  MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 248,846 shares of common stock at March 31, 2004 and 7,373,512 shares of common stock at March 31, 2003 because the option and warrant exercise prices were greater than the average market price of the common shares.

4.       INVENTORIES:

Inventories, as of the respective dates, consist of the following (in thousands):


                                                         March 31, 2004                   December 31, 2003
                                                         --------------                   -----------------
Raw materials                                                  $491                               $ 467
Work in process                                               3,063                               3,579
Finished goods                                                2,775                               2,226
                                                             $6,329                              $6,272


5.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). Statement of Financial Accounting Standards ("SFAS") 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations during the second half of 2003.
                                       6



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2004 as compared with three months ended March 31, 2003

Sales

                                                              Three Months Ended
                                                                (in thousands)
                                                      March 31, 2004         March 31, 2003
                                                      --------------         --------------
Trade show exhibits group                                $ 13,208              $ 14,017
Permanent and scenic displays group                         5,341                 3,439
                                                           ------                ------
Total sales                                              $ 18,549               $17,456
                                                           ======                ======

Total net sales of $18.5 million for the first quarter of 2004 grew 6% from total net sales of $17.5 million for the first quarter of 2003. This increase was led by higher sales of permanent and scenic displays, which increased $1.9 million, or 55%, while sales of trade show exhibits and related services decreased $0.8 million, or 6%, below the prior year first quarter results. The increase in sales of permanent and scenic displays was attributable to higher sales of store fixtures and permanent museum displays. The decrease in sales of trade show exhibits and related products was principally attributable to lower trade show budgets and reduced attendance at certain trade shows for existing clients.

Gross Profit

Gross profit, as a percentage of net sales, of 25.5% for the first quarter of 2004 improved slightly from 25.2% for the same prior year period. This improvement was primarily due to higher gross profit margins generated by sales of store fixtures.

Selling Expenses

Selling expenses of $2.2 million, or 12% of net sales, for the first quarter of 2004 decreased from $2.3 million, or 13.2% of net sales, for the corresponding period of 2003. This decrease was largely the result of cost reduction initiatives and higher sales of permanent and scenic displays, which are subject to lower variable selling expenses.

Administrative and General Expenses

Administrative and general expenses were reduced to $1.5 million in the first quarter of 2004 from $1.6 million in the comparable prior year period. This reduction was principally attributable to cost reduction initiatives implemented for the Company's trade show exhibit businesses.

Operating Profit

Operating profit increased to $1 million for the first quarter of 2004 from $0.5 million for the same period of 2002 due, in large part, to higher sales volume and cost reduction initiatives.

Other Income/(Expense)

Interest expense increased to $92,000 in the first quarter of 2004 from $45,000 in the first quarter of 2003 due to higher borrowing from the Company's revolving credit facility and to higher interest rates on the Company's new credit facility discussed below.

Net Income

The Company generated net income of $0.9 million ($.07 per fully diluted share) in the first quarter of 2004 as compared with net income of $0.4 million ($.03 per fully diluted share) in the corresponding period of 2003. The improvement was principally attributable to higher sales volume and cost reduction initiatives.

Provision for Income Taxes

In the fourth quarter of 2002, the Company established a valuation allowance for deferred income tax assets related to net operating loss carry forwards. As a result, the Company did not record a provision for income taxes in the first quarters of 2004 and 2003.

Backlog

The Company's backlog of orders was approximately $21 million at March 31, 2004 and $20 million at March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its $8 million revolving credit facility with a new credit facility provided by a commercial asset-based lender. The new credit facility, which expires on February 6, 2007, provides for borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This new facility bears interest based on the 30-day dealer placed commercial paper rate plus 4.50% (effective rate of 5.5% at March 31, 2004), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount of $1 million in 2004 and $1.25 million in 2005 and in 2006). The Company's borrowing capacity was $9.3 million at March 31, 2004. Proceeds from this credit facility are used primarily for working capital and other capital purposes.

The Company's working capital increased to $5.6 million at March 31, 2004 from $3 million at December 31, 2003, largely due to a $3.3 million increase in accounts receivable. The increase in accounts receivable was principally attributable to higher sales near the end of the first quarter of 2004 as compared with sales in the fourth quarter of 2003.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                             Payment due by period
                                                             ---------------------
                                                      Less than 1    1-3      3-5        More than
       Contractual Obligations                 Total  Year -2004     Years    Years       5 Years
       -----------------------                 -----  ----------     -----    -----      ----------
       Long-Term Debt Obligations            $ 6,541    $ 89        $6,452     $--            $--
       Capital Lease Obligations                  --      --            --      --             --
       Operating Lease Obligations            16,160   1,651         4,919   1,590          8,000

       Purchase Obligations                       --     --             --      --             --
       Other Long-Term Liabilities
       Reflected on the Registrant's
       Balance Sheet Under GAAP                   --     --             --      --             --
                                              ------   ------       ------   ------         ------

                                  Total      $22,701 $ 1,740       $11,371  $1,590         $8,000
                                              ======   ======       ======   =====          ======

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, contains an option for the Company to terminate after 10 years (May 14, 2009) subject to the landlord's ability to relet the premises. The minimum annual rent is $771,000 through May 14, 2009 and $857,173 through May 14, 2019 (included in the table above). The Company is also responsible for taxes, insurance and other operating expenses for this facility.

The Company jointly leases a 31,000 square foot facility with International Expo Services ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future operating lease commitments. Payments in connection with this lease are made by IES.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). Statement of Financial Accounting Standards ("SFAS") 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations during the second half of 2003.

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

The Company's revolving credit facility bears a floating rate of interest, based on the 30-day dealer placed commercial paper rate plus 4.50%. The Company had borrowings of $6.3 million from its revolving credit facility at March 31, 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------
         Exhibit                                                                           Page
         -------                                                                           ----

     10(a)     Fifth Amendment to Lease for Premises located at 8125 Troon
               Circle, Austell, GA  30001.                                                  12

     10(b)     Third Amendment to Lease for Premises located at 2025 Gillespie
               Way, El Cajon, CA  90202.                                                    18

     10(c)     Fourth Amendment to Lease for Premises located at 2025 Gillespie
               Way, El Cajon, CA  90202.                                                    24

     10(d)     Fifth Amendment to Lease for Premises located at 2025 Gillespie
               Way, El Cajon, CA  90202.                                                    29

     10(e)     Amendment to Standard Sublease at 2025 Gillespie Way, El Cajon,
               CA                                                                           35

     10(f)     First Amendment to Loan and Security Agreement with General
               Electric Capital Corporation.                                                44

     31(a)     Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Executive
               Officer                                                                      49

     31(b)     Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Financial
               Officer                                                                      50

     32        Section 1350 Certifications                                                  51


(b) Reports on Form 8-K.

              One report on Form 8-K dated March 31, 2004 was filed by the Company during the first quarter of 2004, reporting a Notification of Late Filing on Form 12b-25 dated March 31, 2004.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.

By:  /s/ Robert B. Ginsburg
         ------------------
         Robert B. Ginsburg
         President and Chief Executive Officer


By:  /s/ Stephen P. Rolf
         ---------------
         Stephen P. Rolf
         Chief Financial Officer


Dated:  May 13, 2004