Form 10-Q
period 2004-06-30
MARLTON TECHNOLOGIES INC
filed 2004-08-05
CIK 96988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       ---
        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       ---

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

      ---
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                         Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                   -------------------------------------------
               (Exact name of issuer as specified in its charter)


      Pennsylvania                                      22-1825970
 ------------------------------------------ -----------------------------------
  (State or other jurisdiction
of incorporation or organization)             (IRS Employer Identification No.)

       2828 Charter Road                      Philadelphia       PA       19154
------------------------------------------  ----------------- ---------- -------
(Address of principal executive offices)         City           State     Zip

     Issuer's telephone number                            (215) 676-6900

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

Item 1.  FINANCIAL STATEMENTS

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (In thousands except share and per share data)


                                                                           June 30,                    December 31,
                                            ASSETS                           2004                         2003
                                                                          ---------                    -----------
Current:
   Cash and cash equivalents                                                  $ 486                     $ 241
   Accounts receivable, net of allowance
     of $576 and $415, respectively                                          15,012                     7,824
   Inventories                                                                6,572                     6,272
   Prepaid and other current assets                                           1,112                     1,191
                                                                             ------                    ------
          Total current assets                                               23,182                    15,528

Property and equipment, net of accumulated
     depreciation of $10,787 and $10,106, respectively                        2,753                    3,240
Rental assets, net of accumulated depreciation
     of $4,014 and $3,672, respectively                                       2,724                    2,789
Goodwill                                                                      2,714                    2,714
Other assets, net of accumulated amortization
        of $1,709 and $1,603, respectively                                      328                      388
Notes receivable                                                                119                      159
                                                                             ------                   ------
          Total assets                                                     $ 31,820                 $ 24,818
                                                                             ======                   ======
                  LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long-term debt                                           $ 89                    $ 89
   Accounts payable                                                           7,675                   6,363
   Accrued expenses and other current liabilities                             5,761                   6,080
                                                                             ------                  ------
          Total current liabilities                                          13,525                  12,532
                                                                             ------                  ------
Long-term liabilities:
   Long-term debt, net of current portion                                     9,743                   5,146
                                                                             ------                  ------
          Total  long-term liabilities                                        9,743                   5,146
                                                                             ------                  ------
          Total liabilities                                                  23,268                  17,678
                                                                             ------                  ------
Commitments and contingencies                                                    --                      --
Stockholders equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                                --                     --
   Common stock, no par value - shares authorized 50,000,000;
      12,844,696 outstanding at June 30, 2004 and December 31, 2003              --                     --
   Stock warrants                                                               742                    742
   Additional paid-in capital                                                32,951                 32,951
   Accumulated deficit                                                      (24,993)               (26,405)
                                                                             ------                 ------
                                                                              8,700                  7,288
   Less cost of 148,803 treasury shares                                        (148)                 (148)
                                                                             ------                 ------
          Total stockholders equity                                           8,552                  7,140
                                                                             ------                 ------
          Total liabilities and stockholders equity                        $ 31,820               $ 24,818
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

MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                      For the three months ended                     For the six months ended

                                                     June 30, 2004       June 30, 2003             June 30, 2004     June 30, 2003
                                                     -------------       -------------             -------------     -------------
Sales                                                  $ 20,556            $ 19,864                  $ 39,105            $ 37,321
Cost of sales                                            16,301              15,257                    30,112              28,311
                                                         ------              ------                    ------              ------
      Gross profit                                        4,255               4,607                     8,993               9,010

     Selling                                              1,938               2,236                     4,155               4,536
     Administrative and general                           1,676               2,016                     3,201               3,661
                                                          -----               -----                     -----               -----
      Operating profit                                      641                 355                     1,637                 813

Other income (expense):
     Interest income and other income                         -                   5                         -                   9
     Interest expense                                      (134)                (65)                     (225)               (111)
                                                          -----               -----                     -----                -----
Income before income taxes                                  507                 295                     1,412                 711

Provision for income taxes                                    -                   -                         -                   -
                                                          -----               -----                     -----                -----
Net income                                                  507                 295                     1,412                 711
                                                          =====               =====                     =====                =====

Net income per common share:
     Basic                                               $ 0.04              $ 0.02                    $ 0.11              $ 0.06
                                                          =====               =====                     =====               =====
     Diluted                                             $ 0.04              $ 0.02                    $ 0.10              $ 0.06
                                                          =====               =====                     =====               =====

       The accompanying notes and the notes in the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       For the six months ended June 30,

                                                                        2004                   2003
                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                         $ 1,412                  $ 711
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    1,129                  1,040
     Change in assets and liabilities:
          Increase in accounts receivable, net                         (7,188)                (2,566)
          (Increase) decrease in inventories                             (300)                   477
          (Increase) decrease in prepaid and other current assets          79                   (343)
          Increase in accounts payable, accrued expenses
             and other current liabilities                                993                    902
                                                                        -----                   -----
       Net cash provided by (used in) operating activities             (3,875)                   221
                                                                        -----                   -----
Cash flows from investing activities:
     Capital expenditures                                                (472)                  (465)
     Proceeds from note receivable                                         40                     89
     Proceeds from affiliate                                               88                      -
                                                                        -----                  -----
      Net cash used in investing activities                              (344)                  (376)
                                                                        -----                  -----
Cash flows from financing activities:
     Proceeds from revolving credit facility, net                       4,582                    500
     Payments for acquisition obligation                                  (22)                     -
     Payments for leasehold improvement obligation                        (22)                     -
     Proceeds from capital lease obligation                                59                      -
     Payments for loan origination fees                                  (133)                     -
     Payments for promissory note                                           -                    (93)
                                                                        -----                   -----
     Net cash provided by financing activities                          4,464                    407
                                                                        -----                   -----
Increase in cash and cash equivalents                                     245                    252

Cash and cash equivalents - beginning of period                           241                    880
                                                                        -----                  -----
Cash and cash equivalents - end of period                               $ 486                $ 1,132
                                                                        =====                  =====

     The accompanying notes and the notes in the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter and sixth month periods are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2003.

2. MAJOR CUSTOMERS AND CONCENTRATIONS:

During the first six months of 2004, no customer accounted for over 10% of the Company's total sales. During the first six months of 2003, one customer accounted for 15.6% of the Company's total sales. Two customers accounted for 31% of total accounts receivable at June 30, 2004.

3. PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):



                                                 Three months ended             Six months ended
                                                 ------------------             -----------------
                                                June 30,      June 30,         June 30,      June 30,
                                                --------      --------         --------      --------
                                                 2004          2003             2004          2003
                                                 ----          ----             ----          ----

Net income                                       $507         $ 295          $ 1,412         $ 711
                                                 ====          ====            =====          =====
Weighted average common
   shares outstanding used to compute
   basic net income per common share           12,845        12,846           12,845        12,846

Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired             1,363            --            1,363            --
                                                -----        ------           ------        ------
Total shares used to compute diluted
   net income per common share                 14,208        12,846           14,208        12,846
                                               ======        ======           ======        ======
Basic net income per share                       $.04          $.02             $.11          $.06
                                               ======        ======           ======        ======
Diluted net income per share                     $.04          $.02             $.10          $.06


Excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 233,336 shares of common stock at June 30, 2004 and 7,373,512 shares of common stock at June 30, 2003 because the option and warrant exercise prices were greater than the market price of the common shares.

4.       INVENTORIES:

Inventories, as of the respective dates, consist of the following (in thousands):

                                    June 30, 2004        December 31, 2003
                                    -------------        -----------------
Raw materials                         $467                      $ 467
Work in process                      3,353                      3,579
Finished goods                       2,752                      2,226
                                    $6,572                     $6,272

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). Statement of Financial Accounting Standards ("SFAS") 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations during the second half of 2003 and in the second quarter of 2004.

6. STOCK-BASED COMPENSATION

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation (in thousands except per share data):


                                                  For the three months ended            For the six months ended
                                               June 30, 2004     June 30, 2003       June 30, 2004     June 30, 2003
                                               -------------     -------------       -------------     -------------

Net Income, as reported                        $ 507            $ 295                 $1,412            $711
Deduct: Total stock-based employee
compensation expense determined under fair
value based method, net of tax                   (21)             (15)                   (35)            (29)
Pro forma net income                           $ 486            $ 280                 $1,377            $682
Earnings per share:
  Basic:
    As Reported                                $0.04            $0.02                 $ 0.11            $0.06
    Pro forma                                  $0.04            $0.02                 $ 0.11            $0.05
  Diluted:
    As Reported                                $0.04            $0.02                 $ 0.10            $0.06
    Pro forma                                  $0.03            $0.02                 $ 0.10            $0.05


The fair value of each option grant is estimated on the date of the grant using the Black-Scholesl option pricing model.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2004 and 2003.


Sales
-----
                                                   Three Months Ended
                                                      (In thousands)
                                          June 30, 2004          June 30, 2003   % Inc. ( Dec.)
                                          -------------          -------------   -------------

Trade show exhibits group                    $13,492                $11,683          15.5%

Permanent and scenic displays group            7,064                  8,181         (13.7)
                                              ------                 ------          ----
Total sales                                  $20,556                $19,864           3.5%
                                              ======                 ======          ====


                                                   Six Months Ended
                                                    (In thousands)
                                          June 30, 2004          June 30, 2003    % Increase
                                          -------------          -------------    -----------


Trade show exhibits group                    $26,701                $25,701          3.9%

Permanent and scenic displays group           12,404                 11,620          6.7
                                              ------                 ------          ---
Total sales                                  $39,105                $37,321          4.8%
                                              ======                 ======          ===

Total net sales of $20.6 million for the second quarter of 2004 increased 3.5% from the second quarter of 2003, and total net sales $39.1 million for the first six months of 2004 increased 4.8% from the same prior year period. The second quarter increase was principally attributable to higher sales of trade show exhibits and related services, which increased 15.5% from comparable sales for the second quarter of 2003. New customers and higher sales to several existing customers contributed to the second quarter trade show exhibits sales increase. Sales of permanent and scenic displays decreased 13.7% in the second quarter of 2004 from the same 2003 period primarily due to lower sales of permanent museum displays. The sales increase for the first six months of 2004 was comprised of a 3.9% increase in sales of trade show exhibits and related services and a 6.7% increase in sales of permanent and scenic displays. The increase for trade show exhibits was largely the result of the same factors discussed for the second quarter and the increase for permanent and scenic displays was primarily due to higher sales of store fixtures to new customers.

Gross Profit

Gross profit, as a percentage of net sales, decreased to 20.7% in the second quarter of 2004 and to 23% for the first six months of 2004 from 23.2% and 24.1% in the respective prior year periods. These decreases were due, in large part, to additional lease expense of $0.2 million accrued in the second quarter of 2004 in connection with the Company's consolidation of its West Coast operations initiated during the second half of 2003. The lease obligation for the remaining portion of the Company's vacated San Diego area facility was terminated on June 30, 2004. The additional expense recorded in the second quarter of 2004 reflected costs associated with this lease termination.

Selling Expenses

Selling expenses decreased $0.3 million in the second quarter of 2004 and $0.4 million for the first half of 2004 from the corresponding prior year periods. As a percentage of net sales, these expenses decreased to 9.4% and 10.6% in the second quarter and first half periods of 2004, respectively, from 11.3% and 12.2% for the same 2003 periods. These decreases were largely the result of cost reduction initiatives implemented during the second half of 2003, which were realized during 2004.

Administrative and General Expenses

Administrative and general expenses were reduced $0.3 million in the second quarter of 2004 and $0.5 million in the first half of 2004 from the expense levels for the comparable periods of 2003. These reductions were principally attributable to cost reduction initiatives implemented for the Company's trade show exhibit businesses.

Operating Profit

Operating profit increased to $0.6 million and $1.6 million for the second quarter and first half of 2004, respectively, from $0.4 million and $0.8 million for the respective prior year periods. These improvements were principally attributable to cost reduction initiatives.

Other Income/(Expense)

Interest expense increased to $134,000 in the second quarter of 2004 from $65,000 in the same 2003 period and to $225,000 for the first six months of 2004 from $111,000 for the first half of 2003. These increases were primarily due to higher borrowing from the Company's revolving credit facility largely as a result of financing higher accounts receivable and to higher interest rates on the Company's new credit facility discussed below.

Provision for Income Taxes

In the fourth quarter of 2002, the Company established a valuation allowance for deferred income tax assets related to net operating loss carry forwards. As a result, the Company did not record a provision for income taxes in 2004 or 2003.

Net Income

The Company generated net income of $0.5 million ($.04 per fully diluted share) in the second quarter and $1.4 million ($.10 per fully diluted share) in the first half of 2004 as compared with $0.3 million ($.02 per fully diluted share) and $0.7 million ($.06 per fully diluted share) for the comparable 2003 periods. These improvements were principally attributable to higher sales volume and cost reduction initiatives.

Backlog

The Company's backlog of orders was approximately $18 million at June 30, 2004 and June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its $8 million revolving credit facility with a new credit facility provided by a commercial asset-based lender. The new credit facility, which expires on February 6, 2007, provides for borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This new facility bears interest based on the 30-day dealer placed commercial paper rate plus 4.50% (effective rate of

5.5% at June 30, 2004), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount of $1 million in 2004 and $1.25 million in 2005 and in 2006). The Company's borrowing capacity was $11.6 million at June 30, 2004. Proceeds from this credit facility are used primarily for working capital and other capital purposes.

The Company's working capital increased to $9.7 million at June 30, 2004 from $3 million at December 31, 2003, largely due to a $7.2 million increase in accounts receivable. The increase in accounts receivable was principally attributable to higher sales near the end of the second quarter of 2004 as compared with sales in the fourth quarter of 2003 as well as slower payment schedules from several of the Company's Fortune 1000 clients. The increase in accounts receivable also led to a portion of the increase in long-term debt to $9.7 million at June 30, 2004 from $5.1 million at December 31, 2003.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:


                                                          Payment due by period
                                                          ---------------------

                                                       Less than 1      2005 to     2008 to       After
       Contractual Obligations                 Total    Year -2004        2007       2010          2010
       -----------------------                 -----    ----------      -------     --------      -----
       Long-Term Debt Obligations            $ 9,773          $ 76      $9,697        $--           $--
       Capital Lease Obligations                  59            13          46         --            --
       Operating Lease Obligations             6,605           993       4,480      1,133
       Purchase Obligations                       --            --          --         --            --
       Other Long-Term Liabilities
       Reflected on the Registrant's
       Balance Sheet Under GAAP                   --            --          --         --            --
                                              ------         -----      ------      -----         -----
                                  Total      $16,437        $1,082     $14,223     $1,133        $   --
                                              ======         =====      ======      =====         =====


The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, contains an option for the Company to terminate after 10 years (May 14, 2009) subject to the landlord's ability to relet the premises. The minimum annual rent is $771,000 through May 14, 2009 and $857,173 through May 14, 2019 (not included in the table above). The Company is also responsible for taxes, insurance and other operating expenses for this facility.

The Company jointly leases a 31,000 square foot facility with International Expo Services ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future operating lease commitments. Payments in connection with this lease are made by IES.

OUTLOOK

The Company expects sales volume in 2004 to approximate the 2003 sales level. The Company's trade show exhibit and retail chain client base of Fortune 1000 companies is expected to continue to closely manage their marketing and capital budgets, which would inhibit the Company's sales and margin growth. The Company continues to explore new sales opportunities while pursuing operating efficiency improvements and cost reduction initiatives to mitigate the impact of its clients' tight budget management.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). Statement of Financial Accounting Standards ("SFAS") 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations during the second half of 2003 and in the second quarter of 2004.

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

The Company's revolving credit facility bears a floating rate of interest, based on the 30-day dealer placed commercial paper rate plus 4.50%. The Company had borrowings of $9.5 million from its revolving credit facility at June 30, 2004.

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

         (b) Changes in internal controls

              There were no changes in the Company's internal controls over financial reporting identified in connection with the Item 4 (a) evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Responses to Items 1, 2, 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on June 17, 2004. The following were elected as directors of the Company:

Name                       Votes For               Votes Withheld

Jeffrey K. Harrow          9,740,158                   99,770
Scott J. Tarte             9,740,158                   99,770
A.J. Agarwal               9,740,158                   99,770
Washburn Oberwager         9,740,158                   99,770
Richard Vague              9,740,158                   99,770

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.



         Exhibit                                                                                Page
         -------                                                                                ----

     10(a)  Sixth Amendment to, and Partial Termination of, Lease Agreement
            for premises located at 2025 Gillespie Way, El Cajon, CA 90202                        13

     10(b)  Seventh Amendment to, and Complete Termination of, Lease Agreement
            for premises located at 2025 Gillespie Way, El Cajon, CA 90202                        18

     10(c)  Option Agreement dated May 13, 2004 with Stephen P. Rolf*                             24

     31(a)  Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Executive
            Officer                                                                               26

     31(b)  Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Financial
            Officer                                                                               27

     32       Section 1350 Certifications
                                                                                                  28
      * Management Contract or Compensatory Plan or Arrangement


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the second quarter of 2004.

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

Dated:  August 5, 2004