Form 10-Q
period 2004-09-30
MARLTON TECHNOLOGIES INC
filed 2004-11-10
CIK 96988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
               (Exact name of issuer as specified in its charter)

         Pennsylvania                                       22-1825970
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            2828 Charter Road              Philadelphia        PA          19154
(Address of principal executive offices)      City            State         Zip

      Issuer's telephone number                           (215) 676-6900

      Former name, former address and former fiscal year, if changed since last report: __________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:
12,844,696

Item 1. FINANCIAL STATEMENTS

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (In thousands except share and per share data)

                                                                              September 30,    December 31,
                                  ASSETS                                          2004             2003
                                                                              -------------    ------------
Current:
   Cash and cash equivalents                                                    $    527         $    241
   Accounts receivable, net of allowance
     of $438 and $415, respectively                                               11,844            7,824
   Inventories                                                                     6,349            6,272
   Prepaid and other current assets                                                1,007            1,191
                                                                                --------         --------
          Total current assets                                                    19,727           15,528

Property and equipment, net of accumulated
     depreciation of $11,134 and $10,106, respectively                             2,585            3,240
Rental assets, net of accumulated depreciation
     of $4,063 and $3,672, respectively                                            2,864            2,789
Goodwill                                                                           2,714            2,714
Other assets, net of accumulated amortization
     of $1,729 and $1,603, respectively                                              201              388
Notes receivable                                                                     107              159
                                                                                --------         --------
          Total assets                                                          $ 28,198         $ 24,818
                                                                                ========         ========

                  LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Current portion of long-term debt                                            $     79         $     89
   Accounts payable                                                                6,292            6,363
   Accrued expenses and other current liabilities                                  5,884            6,080
                                                                                --------         --------
          Total current liabilities                                               12,255           12,532
                                                                                --------         --------

Long-term liabilities:
   Long-term debt, net of current portion                                          7,577            5,146
                                                                                --------         --------
          Total  long-term liabilities                                             7,577            5,146
                                                                                --------         --------

          Total liabilities                                                       19,832           17,678
                                                                                --------         --------

Commitments and contingencies                                                         --               --
Stockholders equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                                     --               --
   Common stock, no par value - shares authorized 50,000,000;
      12,844,696 outstanding at September 30, 2004 and December 31, 2003              --               --
   Stock warrants                                                                    742              742
   Additional paid-in capital                                                     32,951           32,951
   Accumulated deficit                                                           (25,179)         (26,405)
                                                                                --------         --------
                                                                                   8,514            7,288
   Less cost of 148,803 treasury shares                                             (148)            (148)
                                                                                --------         --------
          Total stockholders equity                                                8,366            7,140
                                                                                --------         --------
          Total liabilities and stockholders equity                             $ 28,198         $ 24,818
                                                                                ========         ========

       The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an
                  integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                  For the three months ended        For the nine months ended

                                                September 30,    September 30,    September 30,    September 30,
                                                    2004             2003             2004             2003
                                                -------------    -------------    -------------    -------------
Sales                                             $ 16,796         $ 12,626         $ 55,901         $ 49,946
Cost of sales                                       13,462           10,400           43,574           38,711
                                                  --------         --------         --------         --------
      Gross profit                                   3,334            2,226           12,327           11,235

     Selling expenses                                1,889            1,818            6,044            6,353
     Administrative and general expenses             1,524            1,627            4,726            5,288
     Restructuring and other expenses                   --            1,114               --            1,114

                                                  --------         --------         --------         --------
      Operating profit (loss)                          (79)          (2,333)           1,557           (1,520)

Other income (expense):
     Interest income and other income                   --               22               --               31
     Interest expense                                 (156)             (58)            (381)            (169)
     Income from investments in affiliates              50               20               50               20

                                                  --------         --------         --------         --------
Income (loss) before income taxes                     (185)          (2,349)           1,226           (1,638)

Benefit from income taxes                               --             (433)              --             (433)

                                                  --------         --------         --------         --------
Net income (loss)                                     (185)          (1,916)           1,226           (1,205)
                                                  ========         ========         ========         ========

Net income (loss) per common share:
     Basic                                        $  (0.01)        $  (0.15)        $   0.10         $  (0.09)
                                                  ========         ========         ========         ========
     Diluted                                      $  (0.01)        $  (0.15)        $   0.09         $  (0.09)
                                                  ========         ========         ========         ========

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           For the nine months
                                                                           ended September 30,

                                                                           2004            2003
                                                                         -------         -------
Cash flows from operating activities:
   Net income (loss)                                                     $ 1,226         $(1,205)
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                       1,546           1,486
       Income from investments in affiliates                                 (50)            (20)
     Change in assets and liabilities:
          (Increase) decrease in accounts receivable, net                 (4,020)          1,092
          (Increase) in inventories                                          (77)           (643)
          (Increase) decrease in prepaid and other current assets            184            (627)
          (Increase) decrease in notes and other receivables                 246            (221)
          Decrease in accounts payable, accrued expenses
             and other current liabilities                                  (267)           (760)
                                                                         -------         -------
       Net cash used in operating activities                              (1,212)           (898)
                                                                         -------         -------

Cash flows from investing activities:
     Capital expenditures                                                   (840)           (620)
     Proceeds from sale of stock in affiliate                                 50              --
     Acqusition of business, net of cash acquired                             --            (384)
                                                                         -------         -------
        Net cash used in investing activities                               (790)         (1,004)
                                                                         -------         -------

Cash flows from financing activities:
     Proceeds from revolving credit facility, net                          2,511           1,500
     Payments for acquisition obligation                                    (163)             --
     Payments for leasehold improvement obligation                           (34)             --
     Proceeds from capital lease obligation                                  107              --
     Payments for loan origination fees                                     (133)            (50)
     Payments for promissory note                                             --            (113)
                                                                         -------         -------
       Net cash provided by financing activities                           2,288           1,337
                                                                         -------         -------

Increase (decrease) in cash and cash equivalents                             286            (565)

Cash and cash equivalents - beginning of period                              241             880
                                                                         -------         -------

Cash and cash equivalents - end of period                                $   527         $   315
                                                                         =======         =======

       The accompanying notes and the notes in the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an
                  integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter and nine month periods are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2003.

2. ACQUISITION AND RESTRUCTURING COSTS:

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provides for contingent payments of up to $750,000 based on operating performance in 2004, 2005 and 2006. The Company relocated its San Diego area manufacturing facility to the acquired Los Angeles, CA area facility during the third quarter of 2003. Costs recorded in the third quarter of 2003 in connection with this relocation and consolidation were $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

3. MAJOR CUSTOMERS AND CONCENTRATIONS:

During the first nine months of 2004 and 2003, one customer accounted for 11.3% and 17.9%, respectively, of the Company's total sales. This customer accounted for 12% of total accounts receivable at September 30, 2004.

4. PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                      Three months ended                Nine months ended
                                                      ------------------                -----------------
                                                  September        September        September       September
                                                  30, 2004         30, 2003         30, 2004        30, 2003
                                                  --------         --------         --------        --------
Net income (loss)                                 $   (185)        $ (1,916)        $  1,226        $ (1,205)
                                                  ========         ========         ========        ========
Weighted average common
   shares outstanding used to compute
   basic net income per common share                12,845           12,845           12,845          12,845
Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                     --               --            1,174              --
                                                  --------         --------         --------        --------
Total shares used to compute diluted
   net income per common share                      12,845           12,845           14,019          12,845
                                                  ========         ========         ========        ========
Basic net income (loss) per share                 $   (.01)        $   (.15)        $    .10        $   (.09)
                                                  ========         ========         ========        ========
Diluted net income (loss) per share               $   (.01)        $   (.15)        $    .09        $   (.09)
                                                  ========         ========         ========        ========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 333,000 shares of common stock at September 30, 2004 and 336,000 shares of common stock at September 30, 2003 because the option and warrant exercise prices were greater than the market price of the common shares. Also excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 1,272,000 shares of common stock at September 30, 2004 and 1,163,000 shares of common stock at September 30, 2003 because inclusion of such shares would be antidilutive.

5. INVENTORIES:

Inventories, as of the respective dates, consist of the following (in thousands):

                                      September 30, 2004       December 31, 2003
                                      ------------------       -----------------
Raw materials                                     $  456                  $  467
Work in process                                    2,880                   3,579
Finished goods                                     3,013                   2,226
                                                  ------                  ------
                                                  $6,349                  $6,272
                                                  ======                  ======

6. RECENTLY ISSUED ACCOUNTING STANDARDS

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. STOCK-BASED COMPENSATION

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

                                                 For the three months ended          For the nine months ended
                                              Sept 30, 2004     Sept 30, 2003     Sept 30, 2004    Sept 30, 2003
                                              -------------     -------------     -------------    -------------
Net income (loss), as reported                    $    (185)        $  (1,916)        $   1,226        $  (1,205)
                                                  ---------         ---------         ---------        ---------
Deduct: Total stock-based employee
compensation expense determined under fair
value based method, net of tax                           (8)              (15)              (43)             (45)
                                                  ---------         ---------         ---------        ---------
Pro forma net income (loss)                       $    (193)        $  (1,931)        $   1,183        $  (1,250)
                                                  =========         =========         =========        =========
Earnings (loss) per share:
  Basic:
     As Reported                                  $    (.01)        $    (.15)        $    0.10        $    (.09)
                                                  =========         =========         =========        =========
     Pro forma                                    $    (.01)        $    (.15)        $    0.09        $    (.09)
                                                  =========         =========         =========        =========
  Diluted:
     As reported                                  $    (.01)        $    (.15)        $    0.09        $    (.09)
                                                  =========         =========         =========        =========
     Pro forma                                    $    (.02)        $    (.15)        $    0.08        $    (.09)
                                                  =========         =========         =========        =========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2004 and 2003.

Sales

                                                   Three Months Ended
                                                     (In thousands)
                                        Sept. 30, 2004     Sept. 30, 2003   % Inc. (Dec.)
                                        --------------     --------------   -------------
Trade show exhibits group                      $ 8,191            $ 5,263            55.6%
Permanent and scenic displays group              8,605              7,363            16.9
                                               -------            -------            ----
Total sales                                    $16,796            $12,626            33.0%
                                               =======            =======            ====

                                                   Nine Months Ended
                                                     (In thousands)
                                        Sept. 30, 2004     Sept. 30, 2003   % Inc. (Dec.)
                                        --------------     --------------   -------------
Trade show exhibits group                      $34,892            $30,964            12.7%
Permanent and scenic displays group             21,009             18,982            10.7
                                               -------            -------            ----
Total sales                                    $55,901            $49,946            11.9%
                                               =======            =======            ====

Total net sales of $16.8 million for the third quarter of 2004 increased 33% from the third quarter of 2003, and total net sales of $55.9 million for the first nine months of 2004 increased 11.9% from the same prior year period. The third quarter increase was principally attributable to higher sales of trade show exhibits and related services, which grew 55.6% from comparable sales for the third quarter of 2003. New customers and higher sales to several existing customers contributed to the third quarter trade show exhibits sales increase. Sales of permanent and scenic displays increased 16.9% in the third quarter of 2004 from the same 2003 period primarily due to higher sales of store fixtures. The sales increase for the first nine months of 2004 was comprised of a 12.7% increase in sales of trade show exhibits and related services and a 10.7% increase in sales of permanent and scenic displays. These increases were largely the result of the same factors discussed for the third quarter.

Gross Profit

Gross profit, as a percentage of sales, improved to 19.8% in the third quarter of 2004 from 17.6% in the same 2003 period. This improvement was attributable to several factors, including cost reduction initiatives and the favorable effect of higher sales on fixed overhead expenses. The gross profit percentage decreased to 22.1% for the first nine months of 2004 as compared with 22.5% in the same prior year period. This decrease was due, in large part, to additional lease expense of $0.2 million accrued in the second quarter of 2004 in connection with the Company's consolidation of its West Coast operations initiated during the second half of 2003. The lease obligation for the remaining portion of the Company's vacated San Diego area facility was terminated on June 30, 2004. The additional expense recorded in the second quarter of 2004 reflected costs associated with this lease termination.

Selling Expenses

Selling expenses, as a percentage of sales, decreased to 11.2% for the third quarter of 2004 and to 10.8% for the first nine months of 2004 from 14.4% and 12.7% for the respective 2003 periods. These decreases were largely the result of cost reduction initiatives implemented near the end of 2003, which were realized during 2004.

Administrative and General Expenses

Administrative and general expenses were reduced $0.1 million in the third quarter of 2004 and $0.6 million in the first nine months of 2004 from the expense levels for the comparable periods of 2003. These reductions were principally attributable to cost reduction initiatives implemented for the Company's trade show exhibit businesses as well as to costs recognized in the second quarter of 2003 in connection with a terminated merger transaction.

Restructuring and Other Expenses

The Company relocated its San Diego area manufacturing facility to its Los Angeles, CA area facility during the third quarter of 2003. Costs recorded in the third quarter of 2003 in connection with this relocation and consolidation were $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

Interest Expense

Interest expense increased to $156,000 in the third quarter of 2004 from $58,000 in the same 2003 period and to $381,000 for the first nine months of 2004 from $169,000 for the first nine months of 2003. Approximately half of these increases were due to higher borrowing from the Company's revolving credit facility largely as a result of financing higher accounts receivable. The remaining portion of these increases was the result of higher interest rates on the Company's new credit facility discussed below.

Income from Investments in Affiliate

A gain of $50,000 was recognized in the third quarter of 2004 related to the sale of the Company's stock in a portable trade show exhibit manufacturer.

Benefit from Income Taxes

In the fourth quarter of 2002, the Company established a valuation allowance for deferred income tax assets related to net operating loss carry forwards. As a result, the Company did not record a provision for income taxes in 2004. In the third quarter of 2003, the Company recognized the benefit of an expected income tax refund for $0.4 million related to a net operating loss carry back.

Net Income (Loss)

The Company incurred a net loss of $0.2 million ($.01 per fully diluted share) in the third quarter of 2004 as compared with a net loss of $1.9 million ($.15 per fully diluted share) in the same prior year period. Net income of $1.2 million ($.09 per fully diluted share) for the first nine months of 2004 compared favorably to a net loss of $1.2 million ($.09 per fully diluted share) for the comparable period of 2003. These improvements were due in large part to higher sales and cost reduction initiatives in 2004 and the $1.1 million restructuring charge recorded in the third quarter of 2003.

Backlog

The Company's backlog of orders was approximately $16 million at September 30, 2004 and September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its $8 million revolving credit facility with a new credit facility provided by a commercial asset-based lender. The new credit facility, which expires on February 6, 2007, provides for borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This new facility bears interest based on the 30-day dealer placed commercial paper rate plus 4.50% (effective rate of approximately 6% at September 30, 2004), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum cash capital expenditure amount of $1 million in 2004 and $1.25 million in 2005 and in 2006). The Company's borrowing capacity was $9.2 million at September 30, 2004. Proceeds from this credit facility are used primarily for working capital and other capital purposes.

The Company's working capital increased to $7.5 million at September 30, 2004 from $3 million at December 31, 2003, largely due to a $4 million increase in accounts receivable. The increase in accounts receivable was principally attributable to higher sales near the end of the third quarter of 2004 as compared with sales near the end of 2003 as well as slower payment schedules from several of the Company's Fortune 1000 clients. The increase in accounts receivable also led to the increase in long-term debt to $7.6 million at September 30, 2004 from $5.1 million at December 31, 2003.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt is as follows:

                                                            Payment due by period
                                                            ---------------------
                                                                   2005 to     2008 to    After
      Contractual Obligations                Total        2004        2007        2010     2010
      -----------------------              -------     -------     -------     -------    -----
      Long-Term Debt Obligations           $ 7,549     $    45     $ 7,504     $    --     $ --
      Capital Lease Obligations                107          34          73          --       --
      Operating Lease Obligations            6,509         542       4,826       1,141       --
      Purchase Obligations                      --          --          --          --       --
      Other Long-Term Liabilities
      Reflected on the Registrant's
      Balance Sheet Under GAAP                  --          --          --          --       --
                                           -------     -------     -------     -------     ----
                                 Total     $16,437     $ 1,082     $14,223     $ 1,133       --
                                           =======     =======     =======     =======     ----

The Company leases a facility from a partnership controlled by two outside shareholders of the Company. This lease, which expires on May 14, 2019, contains an option for the Company to terminate after 10 years (May 14, 2009) subject to the landlord's ability to relet the premises. The minimum annual rent is $771,000 through May 14, 2009 and is reset thereafter (not included in the table above). The Company is also responsible for taxes, insurance and other operating expenses for this facility.

The Company jointly leases a 31,000 square foot facility with International Expo Services ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future operating lease commitments. Payments in connection with this lease are made by IES.

OUTLOOK

The Company expects sales volume in 2004 to increase modestly above the 2003 sales level. The Company's trade show exhibit and retail chain client base of Fortune 1000 companies is expected to continue to closely manage their marketing and capital budgets, which would inhibit the Company's sales and margin growth. The Company continues to explore new sales opportunities while continuing to pursue operating efficiency improvements and cost reduction initiatives to mitigate the impact of its clients' tight budget management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on the 30-day dealer placed commercial paper rate plus 4.50%. The Company had borrowings of $7.4 million from its revolving credit facility at September 30, 2004.

Fluctuations in foreign currency exchange rates do not significantly affect the Company's financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures

            The Company established a Disclosure Committee chaired by the Company's Chief Financial Officer and comprised of managers representing the Company's major areas, including financial reporting and control, sales, operations and information technology. This Committee carried out an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures, and established ongoing procedures to monitor and evaluate these controls and procedures in the future. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

ITEM 6. EXHIBITS

      (a)   Exhibits.

      10(a) First Amendment to Loan and Security Agreement

      10(b) Second Amendment to Loan and Security Agreement

      31(a) Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Executive
            Officer

      31(b) Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Financial
            Officer

      32    Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.


By: /s/ Robert B. Ginsburg
--------------------------
Robert B. Ginsburg
President and Chief Executive Officer


By: /s/ Stephen P. Rolf
--------------------------
Stephen P. Rolf
Chief Financial Officer

Dated: November 10, 2004