Form 10-K
period 2004-12-31
MARLTON TECHNOLOGIES INC
filed 2005-03-30
CIK 96988

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                          COMMISSION FILE NUMBER 1-7708


                           MARLTON TECHNOLOGIES, INC.
                           --------------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               PENNSYLVANIA                           22-1825970
---------------------------------------  ---------------------------------------
         (State of Incorporation)        (IRS Employer Identification Number)


  2828 CHARTER ROAD, PHILADELPHIA, PA                    19154
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (215) 676-6900
                                                       -------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

        TITLE OF EACH CLASS:                         NAME OF EACH EXCHANGE:
  ---------------------------------              -------------------------------
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

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-K CONTAINED IN THIS FORM 10-K AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

CHECK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES |_| NO |X|

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER WAS $4,533,031. AS OF MARCH 15, 2005 THERE WERE 12,939,696 SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION REQUIRED BY PART III ITEMS 10, 11, 12, 13 AND 14 ARE HEREBY INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED BY MAY 2, 2005.

================================================================================

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Marlton Technologies, Inc. (the "Company") is engaged in the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments. All of the Company's majority-owned operating subsidiaries do business under the name Sparks Exhibits & Environments (collectively "Sparks"), except DMS Store Fixtures ("DMS") which supplies custom made fixtures and displays to national retailers, department stores and consumer products manufacturers. Currently, all of the Company's operating revenues are derived from Sparks and DMS.

On March 15, 2005, a subsidiary of the Company,  Sparks  Exhibits & Environments
Corp., purchased substantially all of the assets and assumed specified liabilities of Showtime Enterprises, Inc. and its subsidiary, Showtime Enterprises West, Inc. ("Showtime"). Showtime designs, markets and produces trade show exhibits, point of purchase displays, museums and premium incentive plans, and had sales of approximately $21 million in 2004. On January 12, 2005, Showtime filed a Chapter 11 bankruptcy petition in the United States Court for the District of New Jersey, and the acquisition was subsequently approved by such court. The purchase price paid by the Sparks subsidiary pursuant to the Agreement and related transactions consisted of (i) approximately $2.1 million in cash, (ii) the assumption of approximately $580,000 of indebtedness payable to the United States Small Business Administration, (iii) the assumption of specified contractual obligations and (iv) additional consideration associated with Showtime's senior subordinated debentures consisting of approximately $0.4 million in cash, $0.4 million in 6% notes due March 15, 2009, warrants to acquire an aggregate of 600,000 shares of Common Stock exercisable through 2012 at a weighted average exercise price of $1.06 and one percent of annual sales originating from Showtime customers and account executives from April 1, 2005 through March 31, 2009. The Company financed this acquisition by increasing its revolving credit facility borrowing capacity and obtaining a new term loan in March 2005. See Item 7, "Liquidity and Capital Resources," for additional information.

BUSINESS DESCRIPTION

Products and Services

The Company's current business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments. The Company manages custom trade show projects from concept through final construction, employing sophisticated graphics and exhibit designers and computer-aided design software and hardware. In-house facilities provide a wide range of computerized design and production of graphics. The Company provides full service trade show exhibit services, including coordination, set up, dismantling, refurbishing, shipping, storage and marketing literature distribution. The Company also maintains an inventory of exhibits that it rents to customers. Many clients are Fortune 1000 firms, who typically contract for custom trade show exhibit projects costing in excess of $200,000. Additionally, a majority of these clients store their trade show exhibits at a Company facility, and the Company provides ongoing refurbishing and coordination of clients' trade show schedules. The Company also represents domestic clients who desire to exhibit at international trade shows. The Company designs such exhibits, and through Sparks World-Wide Exhibits B.V. or an international network of independent exhibit manufacturers, arranges for the manufacture and delivery of trade show exhibits to the desired trade show. The Company also designs and manufactures trade show exhibits for a number of United States subsidiaries of foreign corporations for use in domestic trade shows. In addition, the Company produces sophisticated themed exhibits for educational and entertainment venues such as museums and theme parks. Typically, the customer or its design firm prepares the design which the Company fabricates using carpentry, sculpture, metal working and scenic artist skills. The Company also supplies custom store fixtures, showcases and point of purchase displays for retailers, having the expertise and capability to take a design from concept to installation. Engineers and designers work with the customers to develop the fixture design through computer aided design equipment. Engineering drawings are then produced and provided to third-party manufacturers with whom the Company has developed long-standing business relationships for the production of its products. These manufacturers work closely with an experienced Company project management team. Custom store fixture opportunities include outfitting new retail stores and remodeling existing stores, such as specialty apparel chains, department stores, specialty electronics stores and outlet stores.

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

Significant Customers

One customer, J. C. Penney, accounted for 10% and 15% of the Company's consolidated net sales in 2004 and 2003, respectively. The loss of this customer would have a material adverse effect on the Company.

Backlog

The  backlog  of orders at  December  31,  2004 and 2003 was  approximately  $23 million and $19 million, respectively. Generally, backlog of orders are recognized as sales during the subsequent six month period. The 2004 backlog relates primarily to expected 2005 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities, large retailers opening or refurbishing stores, and longer term museum projects.

Competition

The Company competes with numerous other companies offering similar products and providing similar services, on the basis of price, quality, performance, financial resources, and client-support services. The custom trade show exhibit, scenic and themed exhibit, permanent exhibit, retail store fixture and display, and portable exhibits sales markets include a large number of national and regional companies, some of which have substantially greater sales and resources than the Company. In addition to its domestic manufacturing facilities, the Company utilizes its national and international affiliations and relationships to meet customers' needs in other locales.

Environmental Protection

The Company's compliance with federal, state and local provisions regulating discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, a material adverse effect upon its capital expenditures, earnings or competitive position.

Employees

The Company has approximately 313 full-time employees. The Philadelphia, Pennsylvania operations have a three-year labor contract expiring June 30, 2007, and a three-year labor contract expiring December 31, 2007, covering an aggregate of approximately 35 production and fulfillment employees. The Santa Fe Springs, California operation has a two-year labor contract expiring August 31, 2005, covering approximately 40 production employees. Management believes that its labor relations are satisfactory.

Web Site Address

The Company's web site address is www.marltontechnologies.com.

ITEM 2. PROPERTIES

The Company currently leases four primary facilities as follows:

    Location                Square Footage                Purpose
    --------                --------------                -------
Philadelphia, PA                250,000        Office, showroom, warehouse &
                                                 manufacturing
Santa Fe Springs, CA             91,000        Office, warehouse & manufacturing
Austell, GA                      98,000        Office, warehouse & manufacturing
Las Vegas, NV                    50,000        Office, warehouse & manufacturing

The Company's subsidiaries also have sales, design and project management offices in the Orlando, Florida, and San Francisco, California, metropolitan areas. The Company's office, showroom, warehouse and manufacturing facilities were all in good condition and adequate for 2004 operations, and are anticipated to be adequate for operations in 2005, including any foreseeable internal growth.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table shows the high and low sales prices of the Company's Common Stock on the American Stock Exchange:

                         2004                                       2003
                 ------------------------                ------------------------
   QUARTER       HIGH                 LOW                HIGH                 LOW
   -------       ----                ----                ----                ----
      1            $.67              $.45                $.30                $.18
      2             .66               .45                 .40                 .29
      3             .70               .53                 .77                 .40
      4             .98               .58                 .79                 .42

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

As of March 14, 2005, there were 967 holders of record of the Company's Common Stock.

                                          Equity Compensation Plan Information as of December 31, 2004
                                          ------------------------------------------------------------

                                 Number of securities        Weighted-average exercise        Number of securities
                                    to be issued upon             price of outstanding         remaining available
                                          exercise of            options, warrants and         for future issuance
                                 outstanding options,                     rights under                under equity
      Plan category               warrants and rights               compensation plans          compensation plans
      -------------            ----------------------        -------------------------        --------------------
Equity Compensation
   plans approved by
   security holders (1)                     2,009,578                            $0.62                       3,758
Equity Compensation
   plans not approved
   by security holders(2)                     150,000                            $0.51                     585,000
                                            ---------                        ---------                   ---------
                     Total                  2,159,578                            $0.61                     588,758
                                            =========                        =========                   =========

(1) The Company's 2001 Equity Incentive Plan provides for the issuance to employees, directors and consultants of stock options or restricted shares for up to an aggregate of 2,000,000 shares of Common Stock, 3,758 of which remain available for future issuance. Any new director of the Company receives a stock option award of 100,000 shares with an exercise price equal to the fair market value on the date of grant, vesting 50% initially and 25% at each of the next two Company annual meetings based on continued service as a director, and expiring after a period of five years. Included in the number of securities to be issued upon exercise are 113,336 shares issued under the Company's 1990 Incentive Plan and 1992 Directors' and Consultants' Stock Option Plan, under which plans no more shares can be issued.

(2) The Company's 2000 Equity Incentive Plan provides for the issuance to employees, outside directors and consultants of stock options, stock appreciation rights and/or stock units for up to an aggregate of 735,000 shares of Common Stock, 585,000 of which remain available for future issuance. Other options may be issued to individuals as an incentive to accept employment with the Company in an amount not in excess of 5% of the Company's outstanding shares of Common Stock.

On December 10, 2004, the Company issued 75,000 shares of its Common Stock to a former director who exercised a stock option at a price of $.50 per share. This issuance was not registered under the Securities Act pursuant to Section 4(2) thereof as the shares were issued to an accredited investor in a transaction not involving a public offering. On May 1, 2004, 20,000 shares of Common Stock were issued to an employee as a bonus, without any payment. This transaction was exempt from registration under the Securities Act since it did not involve a sale of securities, nor did it involve a public offering under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                         For the years ended December 31
                     (In thousands except per share amounts)

                                                         2004          2003             2002             2001            2000
                                                     -----------    -----------      -----------      -----------      ----------
TOTAL ASSETS                                             $26,335        $24,818          $25,609          $49,442        $63,508
LONG-TERM OBLIGATIONS                                      5,070          5,146            4,000            6,635         16,376
WORKING CAPITAL                                            4,536          2,996            3,461            6,872         15,370
STOCKHOLDERS' EQUITY                                       7,864          7,140 (1)        9,342 (2)(3)    29,176 (4)     27,906
OPERATIONS:
   Net sales                                              71,943         65,587           71,182           76,972         92,533
   Operating income (loss)                                 1,115         (2,155) (1)      (1,132)            (115)(4)         60
   Income (loss) before change in
     accounting principle                                    677         (2,201) (1)      (7,414) (2)     $(1,136)(4)    $(1,106)

   Net income (loss) after change in
     accounting principle                                    677         (2,201) (1)     (19,799)(3)      $(1,136)(4)    $(1,106)

BASIC NET INCOME (LOSS)
  PER COMMON SHARE BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE (5)                                             $.05          $(.17)           $(.57)           $(.14)         $(.15)

DILUTED NET INCOME (LOSS) PER
  COMMON SHARE BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE (6)                                             $.04          $(.17)           $(.57)           $(.14)         $(.15)

BASIC NET INCOME (LOSS) PER COMMON SHARE
  AFTER CHANGE IN ACCOUNTING PRINCIPLE (5)                  $.05          $(.17)          $(1.52)           $(.14)         $(.15)

DILUTED NET INCOME (LOSS) PER COMMON SHARE
  AFTER CHANGE IN ACCOUNTING PRINCIPLE (6)                  $.04          $(.17)          $(1.52)           $(.14)         $(.15)

CASH DIVIDENDS                                               -0-            -0-              -0-              -0-             -0-
                                                     -----------    -----------      -----------      -----------      ----------

(1) Includes a $1.1 million restructuring provision for facility relocation, and a $0.3 million expense for a terminated merger transaction.

(2) Includes a $1.2 million write-down in the Company's investment in an affiliate, and $5.4 million for a valuation allowance for deferred income taxes.

(3) Includes a $12.4 million impairment loss (net of a $3.5 million income tax benefit) for a change in accounting principle (adoption of SFAS No. 142, "Goodwill and Other Intangible Assets").

(4) Includes an inventory provision of $0.7 million ($0.5 million after income taxes) for a customer that filed for bankruptcy, and relocation costs and operating losses of $0.6 million ($0.4 million after income taxes) for the Company's Orlando, Florida manufacturing operations.

(5) Basic per common shares amounts are computed using the weighted average number of common shares outstanding during the year.

(6) Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants, calculated using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's business is the custom design, production and sale of exhibits and environments for trade shows, museums, theme parks, themed interiors, arenas, corporate lobbies and retail stores for clients in industry, government, entertainment and commercial establishments.

Challenges of the past year included replacement of the Company's credit facility that would have expired on May 16, 2004 with a new credit facility expiring on February 6, 2008 as amended and replacement of sales from a significant client lost at the end of 2003 with new clients obtained during 2004.

The trade show exhibit industry continues to be very competitive and several of the Company's competitors have filed for bankruptcy. In addition, the Company's customer base of primarily Fortune 1000 companies is expected to continue to closely manage their trade show budgets. This budget management will put pressure on sales and margins for trade show exhibits and related services. In 2004, the Company negotiated better pricing and terms with its suppliers and implemented cost reduction initiatives to mitigate the impact of this industry trend.

RECENT DEVELOPMENTS

On March 15, 2005,  Sparks  Exhibits &  Environments  Corp., a subsidiary of the
Company, acquired substantially all of the assets and assumed specified liabilities of Showtime Enterprises, Inc. and its subsidiary, Showtime Enterprises West, Inc. (collectively "Showtime"). Showtime designs, markets and produces trade show exhibits, point of purchase displays, museums and premium incentive plans. Showtime had sales of approximately $21 million in 2004, and on January 12, 2005, had filed a Chapter 11 bankruptcy petition. The purchase price paid by the Sparks subsidiary pursuant to the Agreement and related transactions consisted of (i) approximately $2.1 million in cash, (ii) the assumption of approximately $580,000 of indebtedness payable to the United States Small Business Administration, (iii) the assumption of specified contractual obligations and (iv) additional consideration associated with Showtime's senior subordinated debentures consisting of approximately $0.4 million in cash, $0.4 million in 6% notes due March 15, 2009, warrants to acquire an aggregate of 600,000 shares of Common Stock exercisable through 2012 at a weighted average exercise price of $1.06 and one percent of annual sales originating from Showtime customers and account executives from April 1, 2005 through March 31, 2009. The Company financed this acquisition by increasing its revolving credit facility borrowing capacity and obtaining a new term loan in March 2005.

RESULTS OF OPERATIONS

2004 AS COMPARED WITH 2003

NET SALES
                                      (in thousands)
Revenue Sources                      2004        2003
---------------                    -------      -------
Trade show exhibits                $44,763      $40,457
Permanent and scenic displays       27,180       25,130
                                   -------      -------
Total                              $71,943       65,587
                                   =======      =======

Total net sales of $71.9 million for 2004 increased $6.4 million, or 9.7%, from total net sales for 2003. This increase was comprised of a $4.3 million, or 10.6%, increase in sales of trade show exhibits and related services and a $2.1 million, or 8.2%, increase in sales of permanent and scenic displays. Selling prices were relatively constant in 2004 and 2003. These increases were principally attributable to several new customers, which more than offset the loss of a significant customer at the end of 2003.

GROSS PROFIT

Gross profit, as a percentage of net sales, decreased to 21.4% in 2004 from 21.9% in 2003. This decrease was largely due to changes in customer sales mix and lower margins on new exhibit construction. Management continues to pursue cost reduction initiatives, including operational improvements and supplier renegotiations.

SELLING EXPENSES

Selling expenses were $7.8 million in 2004 as compared with $8.5 million in 2003. As a percentage of net sales, these expenses decreased to 10.8% in 2004 from 13% in 2003. The decrease was due, in large part, to cost reduction initiatives implemented near the end of 2003 that significantly reduced selling expenses in 2004.

ADMINISTRATIVE AND GENERAL EXPENSES

Administrative and general expenses of $6.5 million for 2004 decreased 5.3% from such expenses of $6.9 million for 2003. Costs of approximately $250,000 incurred in connection with a terminated merger agreement were charged to administrative and general expenses in 2003. The decrease in general and administrative expenses in 2004 was primarily due to these costs incurred in connection with this 2003 terminated merger transaction, as well as cost reduction initiatives. During the fourth quarter of 2003, management implemented executive compensation reductions, staff reductions and further cost cutting initiatives, the benefits of which were realized during 2004.

RESTRUCTURING AND OTHER EXPENSE

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc. (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provided for contingent aggregate payments of up to $750,000 based on operating performance in 2005, 2006 and 2007, including interest on the then remaining future potential contingent payments. These contingent payments, if any, and interest on the remaining future potential contingent payments will be reflected as an increase in goodwill. Interest on the remaining future potential contingent payments increased goodwill by $37,000 in 2004.

The Company relocated its San Diego area manufacturing facility to the newly acquired Los Angeles, CA area facility during the third quarter of 2003. Costs recorded in 2003 in connection with this relocation and consolidation were approximately $1.1 million, which included relocation and employee termination expenses. The Company also recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

OPERATING INCOME (LOSS)

The Company generated operating income of $1.1 million in 2004 as compared with a $2.2 million operating loss in 2003, primarily due to higher sales and lower selling, administrative and general expenses in 2004 and the absence of restructuring costs for the relocation and consolidation of the Company's West Coast operations recorded in 2003.

OTHER INCOME (EXPENSE)

Interest expense increased to $510,000 in 2004 from $236,000 in 2003 due to higher borrowings and to higher interest rates under the Company's new revolving credit facility.

BENEFIT FROM INCOME TAXES

The Company is currently using operating loss carry forwards to offset its taxable income. As a result, the Company did not record an income tax provision for its 2004 pre-tax income. In 2003, the Company recognized the benefit of an income tax refund for $0.4 million related to a change in strategy whereby a net operating loss was carried back to a prior year. The Company currently has a full valuation allowance against its operating loss carry forwards.

BACKLOG

The backlog of orders at December 31, 2004 and 2003 was approximately $23 million and $19 million, respectively. This increase was largely due to new customers. Generally, backlog of orders are recognized as sales during the subsequent six month period. The 2004 backlog relates primarily to expected 2005 sales. The Company maintains a client base from which new orders are continually generated, including refurbishing of existing trade show exhibits stored in the Company's facilities.

2003 AS COMPARED WITH 2002

NET SALES

                                      (In thousands)
Revenue Sources                      2003        2002
-----------------------------      -------      -------
Trade show exhibits                $40,457      $44,711
Permanent and scenic displays       25,130       26,471
                                   -------      -------
Total                              $65,587      $71,182
                                   =======      =======

Total net sales of $65.6 million for 2003 decreased 7.9% from total net sales for 2002. Sales of trade show exhibits and related services decreased 9.5% primarily due to the loss of two trade show exhibit clients and generally weak economic conditions. Sales of permanent and scenic displays decreased 5.1%, which was the net result of lower store fixtures sales partially offset by higher permanent museum display sales.

GROSS PROFIT

Gross profit, as a percentage of net sales, increased to 21.9% in 2003 as compared with 19.9% in 2002. This increase was largely due to profit improvement initiatives implemented in the second half of 2002, which were realized for the full year in 2003.

SELLING EXPENSES

Selling expenses were $8.5 million in 2003 and 2002. As a percentage of net sales, these expenses increased to 13% in 2003 from 11.9% in 2002. The percentage increase was due, in part, to the impact of lower sales volume as compared with certain fixed selling expenses such as sales office and salary expenses.

ADMINISTRATIVE AND GENERAL EXPENSES

Administrative and general expenses of $6.9 million for 2003 increased 1.6% from such expenses of $6.8 million for 2002. Costs of approximately $250,000 incurred in connection with a terminated merger agreement were charged to administrative and general expenses in the second and third quarters of 2003. The increase in general and administrative expenses was primarily due to these costs incurred in connection with a terminated merger transaction, integration costs to consolidate the Company's West Coast operations and higher insurance and telecommunications costs. During the fourth quarter of 2003, management implemented executive compensation reductions, staff reductions and further cost cutting initiatives in response to lower sales volume.

OPERATING LOSS

The Company incurred an operating loss of $2.2 million in 2003 primarily due to lower sales volume and the restructuring costs for the relocation and consolidation of its West Coast operations described above under the discussion of 2004 as compared with 2003.

OTHER INCOME (EXPENSE)

Interest expense decreased to $236,000 in 2003 from $382,000 in 2002 due in part to lower borrowings and to lower interest rates.

In the fourth quarter of 2003, the Company recorded an impairment loss of $265,000 related to its investment in an affiliate. In the first quarter of 2002, management determined that the Company's investment in a portable tradeshow exhibit manufacturer was not recoverable, which resulted in an impairment loss of $1.2 million from its investment in affiliates.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

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

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its revolving credit and security agreement with a new credit facility provided by a commercial asset-based lender. The new credit facility originally expired on February 6, 2007 and provided for maximum borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This facility bore interest based on the 30-day dealer placed commercial paper rate plus a formula-determined spread of 4.5% in 2004 (total effective rate of 7.0% at February 28, 2005), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount). Based on the Company's performance in 2004, the formula-determined spread was reduced to 3.5% effective March 22, 2005 resulting in a total effective rate of 6% at such date. Proceeds from this credit facility are used primarily for working capital and other capital expenditure purposes. The Company expects its capital expenditures to be approximately $1 million in 2005.

As of March 21, 2005, the Company amended its credit facility to increase the maximum borrowing capacity from $12 million to $15 million, to increase the caps on certain inventories and to extend the term by one year to February 6, 2008. The Company also obtained a one-year term loan for $1 million bearing interest at the commercial paper rate plus 3.75% and monthly principal payments of $25,000 starting on April 1, 2005 with the remaining balance of $700,000 due on March 21, 2006. The Company had borrowings of approximately $9 million and borrowing capacity of approximately $12 million at March 21, 2005. This credit facility amendment and term loan were obtained to finance the Showtime acquisition discussed in "Recent Developments."

The Company's working capital increased to $4.5 million at December 31, 2004 from $3.0 million at December 31, 2003, largely due to a $2.3 million increase in accounts receivable. Net cash of $1.1 million provided by operating activities was used primarily for capital expenditures for property and equipment and rental assets. The increase in accounts receivable was principally attributable to sales in the fourth quarter to new customers and to slower payment schedules for certain of the Company's significant Fortune 1000 customers.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                                Payment due by period
                                                               --------------------------------------------------------
                                                               Less than         1-3             3-5        More than 5
      Contractual Obligations                   Total           1 Year          Years           Years          Years
      -----------------------                  -------         ---------       -------         -------      -----------
      Long-Term Debt Obligations               $ 5,057           $    46       $    34         $ 4,977            $  --
      Capital Lease Obligations                     96                38            58              --               --
      Operating Lease Obligations                7,427             2,100         4,601             726               --
      Purchase Obligations                          --                --            --              --               --
      Other Long-Term Liabilities
        Reflected on the Registrant's
        Balance Sheet Under GAAP                    --                --            --              --               --
                                               -------           -------       -------         -------            -----
                                 Total         $12,580           $ 2,184       $ 4,693         $ 5,703            $  --
                                               =======           =======       =======         =======            =====

The Company jointly leases a 31,000 square foot facility with International Expo Services, in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future operating lease commitments.

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, contains an option for the Company to terminate after May 14, 2009 subject to the landlord's ability to re-rent the premises. The minimum annual rent is $771,000 through May 14, 2009 and is reset thereafter (not included in the table above). The Company is also responsible for taxes, insurance and other operating expenses for this facility.

OUTLOOK

The Company expects sales of trade show exhibits and related services to increase in 2005 due to the Showtime acquisition and anticipates that sales of store fixtures will be essentially unchanged in 2005 as compared with 2004.

Planned profit improvements for the Company's base businesses in 2005 are expected to be offset by relocation and transition costs anticipated to integrate the Showtime business with the Company's existing businesses. Subsequent to this relocation and transition, the Company expects profit improvements in 2006.

The Company wrote off accounts receivable and inventories in 2001 as a result of K-Mart, a DMS Store Fixtures customer, filing for bankruptcy. The Company currently has an unrecorded contingent gain in connection with the subsequent settlement from its bankruptcy claim in the form of K-Mart common stock. The Company expects to receive the majority of this common stock during 2005 and will recognize any gain based on the market value at the time such common stock is received and subsequently sold. Based on the current market value of this common stock, the contingent gain is more than $600,000.

The Company acquired a past-due accounts receivable from mPhase Technologies, Inc ("mPhase") in connection with the 2003 acquisition of Exhibit Crafts, Inc. In March 2005, the Company settled the claim with this customer for approximately 213,000 shares of mPhase common stock. Based on the current market value of this common stock, the Company has a contingent gain of approximately $90,000. Any gain will be recognized when the stock is received and subsequently sold.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("FASB Statement FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations, and is expected to have an impact on the timing and recognition of costs associated with the Showtime acquisition and subsequent integration.

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be its quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004. Additional stock options granted in March 2005 in connection with the Showtime acquisition are expected to have an impact of approximately $130,000 on stock compensation expense in each year from 2005 through 2009. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

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

Measurement of goodwill and other intangible asset impairment involves assumptions and estimates by management on a quarterly basis. The adoption of SFAS 142 requires estimates of fair values for certain operating units. These estimates involve discounted cash flow forecasts to determine the fair value of operating units having unamortized goodwill balances, and also consider the Company's market capitalization.

The evaluation of deferred income tax assets also involves management's estimates and judgment. Management considers several factors in this evaluation, including trailing three year financial performance history and future forecasts of operating income. A valuation allowance is established based on management's estimates about the recoverability of deferred income tax assets.

Other significant accounting policies are also important to the understanding of the Company's financial statements. These policies are discussed in Note 1 to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to relocate and integrate the Showtime business without significant loss of its customer base and within the cost budget; the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; uncertainties about the impact of the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest rates, foreign currency exchange rates and commodity prices do not significantly affect the Company's financial position and results of operations. The Company's revolving credit facility bears an interest rate based on 30-day dealer placed commercial paper rate, plus a formula amount based on the Company's fixed charge ratio, which resulted in 4.5% for 2004. The total interest rate at February 28, 2005 was 7%. Based on the Company's performance in 2004, this rate was reduced to 6% at March 21, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 17, 2003, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm and appointed McGladrey and Pullen, LLP ("McGladrey") as its new independent public accountant. The decision to dismiss PwC and to retain McGladrey was approved by the Company's Audit Committee and Board of Directors on November 17, 2003.

The report of PwC on the Company's financial statements for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2002 fiscal year and through November 17, 2003 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports.

During the Company's 2002 fiscal year and through November 17, 2003, there were no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v)).

During the fiscal year ended December 31, 2002, and the subsequent interim period up to November 17, 2003, the Company did not consult with McGladrey regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any other matters or reportable events set forth in Items 304 (a) (1) (iv) and (a) (1) (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

Items 10, 11, 12, 13 and 14 have been omitted from this report, in accordance with General Instruction G (3). Such information is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC by May 2, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements:

            Report of Independent Registered Public Accounting Firm, McGladrey &
              Pullen, LLP.

            Report   of   Independent   Registered   Public   Accounting   Firm,
              PricewaterhouseCoopers LLP.

            Consolidated  Statements of Operations  for the years ended December
              31, 2004, 2003 and 2002.

            Consolidated Balance Sheets at December 31, 2004 and 2003.

            Consolidated  Statements of Changes in Stockholders'  Equity for the
              years ended December 31, 2004, 2003 and 2002.

            Consolidated  Statements of Cash Flows for the years ended  December
              31, 2004, 2003 and 2002.

            Notes to Consolidated Financial Statements.

      (2) Financial Statements Schedule: Valuation and Qualifying Accounts and Reserves

      (3)   Exhibits:

      EXHIBIT NO.   DESCRIPTION OF EXHIBIT

          2.1 Agreement and Plan of Merger of the Company (Incorporated by reference to the Company's Proxy Statement dated September 27, 2001, filed with the Commission).

          2.2 Asset Purchase Agreement made as of January 11, 2005, by and among Showtime Enterprises, Inc., Showtime Enterprises West, Inc., and Sparks Exhibits & Environments Corp.

          2.3 Order entered March 4, 2005 in the United States Bankruptcy Court for the District of New Jersey in Showtime Enterprises, Inc. and Showtime Enterprises West, Inc. (Case Nos. 05-11089 and 05-11090).

          3.1 Articles of Incorporation of the Company (Incorporated by reference to the Company's Proxy Statement dated September 27, 2001, filed with the Commission).

          3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).

          4.1 Warrants issued to Argosy Investment Partners II, L.P. to acquire shares of Marlton common stock at an exercise price of $0.98 per share.

          4.2 Warrants issued to Argosy Investment Partners II, L.P. to acquire shares of Marlton common stock at an exercise price of $1.48 per share.

          4.3 Warrants issued to Alliance Mezzanine Investors, L.P. to acquire shares of Marlton common stock at an exercise price of $0.98 per share.

          4.4 Warrants issued to Alliance Mezzanine Investors,L.P. to acquire shares of Marlton common stock at an exercise price of $1.48 per share.

          10.1 Amended and Restated Employment Agreement dated November 20, 2001 between the Company and Robert B. Ginsburg (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

          10.2 Employment Agreement dated 11/20/01 between the Company and Jeffrey K. Harrow (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

          10.3 Employment Agreement dated 11/20/01 between the Company and Scott Tarte (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

          10.4 Form of Warrants issued by the Company to Jeffrey K. Harrow, Scott Tarte, Robert B. Ginsburg and Alan I. Goldberg on 11/20/01 (Incorporated by reference to the Company's
                    September 27, 2001 Proxy Statement, filed with the Commission). Schedule of grants (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).

          10.5 Stockholders' Agreement dated 11/20/01 among Jeffrey K. Harrow, Scott Tarte, Robert B. Ginsburg and the Company (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).*

          10.6      Registration  Rights  Agreement dated 11/20/01 among Jeffrey
                    K. Harrow, Scott Tarte, Robert B. Ginsburg, Alan I. Goldberg and the Company (Incorporated by reference to the Company's September 27, 2001 Proxy Statement, filed with the Commission).

          10.7 Amended Agreement of Employment, dated December 11, 1992, between the Company and Alan I. Goldberg. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission).*

          10.8 Letter Agreement dated January 2, 1998 to Amended Employment Agreement with Alan I. Goldberg (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission).*

          10.9 Letter Agreement dated 11/20/01 to Amended Employment Agreement with Alan I. Goldberg. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

          10.10 Employment Agreement dated November 24, 1999 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(l) to the Company Annual Report of Form 10-K for the year ended December 31, 1999, filed with the Commission).*

          10.11 Option Agreement dated January 10, 2000 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission).*

          10.12 Option Agreements with Outside Directors (Incorporated by reference to Company Proxy Statement dated April 30, 1999, filed with the Commission).*

          10.13 Option Agreements dated August 7, 2000 with Outside Directors (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission).*

          10.14 Option Agreements dated March 1, 2002 with Outside Directors (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

          10.15     2000 Equity  Incentive  Plan  (Incorporated  by reference to
                    Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

          10.16     2001 Equity  Incentive  Plan  (Incorporated  by reference to
                    Exhibit 10(ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission).*

          10.17 Lease for Premises located at 2828 Charter Road, Philadelphia, PA dated May 14, 1999 (Incorporated by reference to Exhibit 10(f) to the Company Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission).

          10.18 Amendment to Lease 2828 Charter Road, Philadelphia, PA dated February 25, 2000 (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission).

          10.19 Lease for Premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission).

          10.20 Lease Agreement dated June 29, 1998 between Gillespie Field Partners, LLC and Sparks Exhibits, Ltd. (Incorporated by reference to Exhibit 7(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission).

          10.21 Loan and Security Agreement dated as of February 6, 2004 with General Electric Capital Corporation. (Incorporated by reference to Exhibit 10(u)) to the Company's Annual Report on Form 10-KK for the year ended December 31, 2003, filed with the Commission).

          10.22 Option Agreement dated June 3, 2002 with Robert B. Ginsburg (Incorporated by reference to Exhibit 10(cc) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).*

          10.23 Option Agreement dated June 3, 2002 with Alan I. Goldberg (Incorporated by reference to Exhibit 10(dd) to the Company`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission).*

          10.24 Option Agreement dated October 23, 2002 with Washburn Oberwager (Incorporated by reference to Exhibit 10ee) to the Company`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).*

          10.25 Fourth Amendment to Lease Agreement dated September 11, 2003 for premises located at 8125 Troon Circle, Austell, GA 30001 (Incorporated by reference to Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

          10.26 First Amendment to Lease Agreement dated October 31, 2003 for premises located at 2025 Gillespie Way, El Cajon, CA 92020 (Incorporated by reference to Exhibit 10 (ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

          10.27 Second Amendment to and Partial Termination of Lease Agreement dated January 1, 2004 for Premises located at 2025 Gillespie Way, El Cajon, CA 92020 (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission).

          10.28 Lease Agreement, First and Second Amendments for Premises located at Building J, 10232 Palm Drive, Santa Fe Springs, CA 90670 (Incorporated by reference to Exhibit 10(ff) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

          10.29 Lease Agreement, First and Second Amendments for Premises located at Building G, Heritage Springs Business Park, Santa Fe Springs (Incorporated by reference to Exhibit 10(gg) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission).

          10.30 Option Agreement dated May 13, 2004 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission).*

          10.31 Fifth Amendment to Lease Agreement dated April 27, 2004 for the Premises located at 8125 Troon Circle, Austell, GA Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

          10.32 Lease dated November 17, 1998 by and between Sunset & Valley Distribution Center Joint Venture (the "Joint Venture") and Showtime Enterprises West, Inc. ("Showtime West"), as amended by and together with, the first amendment thereto dated June 22, 1999, the second amendment thereto dated March 31, 2000, by and between The Northwestern Mutual Life Insurance Company ("Northwestern"), Sunset and Valley View Partners ("Partners") and Showtime West the third amendment thereto dated March 27, 2003 by and between Northwestern, Partners and Showtime West and the fourth amendment thereto dated February 29, 2004 by and between Northwestern, Partners and Showtime West.

          10.33 Employment Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp. and David S. Sudjian *

          10.34 Employment Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp. and Harold Jensen.*

          10.35 Royalty Agreement dated March 15, 2005 by and among Sparks Exhibits & Environments Corp., Argosy Investment Partners II, LP and Alliance Mezzanine Investors, L. P.

          10.36 Stock Option Agreement dated as of March 15, 2005 by Marlton Technologies, Inc and David S. Sudjian with respect to the grant of 500,000 shares of Marlton common stock.*

          10.37 Stock Option Agreement dated as of March 15, 2005 by Marlton Technologies, Inc and Harold Jensen with respect to the grant of 500,000 shares of Marlton common stock.*

          10.38 Letter agreement dated March 15, 2005 by and among Sparks Exhibits & Environments Corp., David S. Sudjian and Harold Jensen.

          10.39 First Amendment to Loan and Security Agreement with General Electric Capital Corporation (Incorporated by reference to
                    Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission).

          10.40 Consent and Second Amendment to Loan and Security Agreement dated as of March 15, 2005 by and among General Electric Capital Corporation, Sparks Exhibits & Environments Corp., Sparks Exhibits & Environments, Ltd., Sparks Exhibits & Environments, Inc. and DMS Store Fixtures LLC.

          10.41 Term Note issued by Sparks Exhibits & Environments Corp. in favor of General Electric Capital Corporation .

          10.42 Note dated April 23, 2002 in favor of the United States Business Administration (the "SBA Note").

          10.43 Promissory Note made by Sparks Exhibits & Environments Corp. in face amount of $257,144 in favor of Argosy Investment Partners II, L.P.

          10.44 Promissory Note made by Sparks Exhibits & Environments Corp. in face amount of $142,856 in favor of Alliance Mezzanine Investors, L.P.

          10.45 Agreement for Assumption of Indebtedness dated December 14, 2004 by and among the U.S. Small Business Administration, Showtime Enterprises, Inc. and Sparks Exhibits & Environments Corp.

          10.46 Unconditional Guarantee issued by Marlton Technologies, Inc. in favor of the U.S. Small Business Administration with respect to the SBA Note.

          10.47     Option  Agreement  with Jeffrey  Harrow  dated  December 20,
                    2004*

          10.48     Option Agreement with Scott Tarte, dated December 20, 2004*

          10.49 Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp., Argosy Investment Partners II, L.P. and Alliance Mezzanine Investors, L.P.

          14 Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission)

          21 Subsidiaries of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission)

          31.1 Rule 13a - 14(a) / 15(d) - 14(a) Certification, Chief Executive Officer

          31.2 Rule 13a - 14(a) / 15(d) - 14(a) Certification, Chief Financial Officer

          32        Section 1350 Certifications

            *  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MARLTON TECHNOLOGIES, INC.


                           By:   /s/ Robert B. Ginsburg
                                 -----------------------------------------------
                                 President


                           By:   /s/ Stephen P. Rolf
                                 -----------------------------------------------
                                 Chief Financial Officer

Dated: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                    Title                          Date


/s/ Jeffrey K. Harrow         Chairman of the                March 29, 2005
---------------------       Board of Directors
(Jeffrey K. Harrow)


/s/ Scott J. Tarte          Vice Chairman of the             March 29, 2005
---------------------       Board of Directors
(Scott J. Tarte)


/s/ A. J. Agarwal                Director                    March 29, 2005
---------------------
(A. J. Agarwal)


                                 Director                    March 29, 2005
---------------------
(Washburn Oberwager)


/s/ Richard Vague                Director                    March 29, 2005
---------------------
(Richard Vague)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Marlton Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Marlton Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marlton Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ McGladrey & Pullen, LLP
-----------------------------
Blue Bell, Pennsylvania
March 21, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
and Board of Directors of
Marlton Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1), present fairly, in all material respects, the results of operations and cash flows of Marlton Technologies, Inc. (the "Company") for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As discussed in Note 4, the Company adopted a new financial accounting standard during 2002.


/s/ PricewaterhouseCoopers LLP
------------------------------

Philadelphia, Pennsylvania

March 21, 2003

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,
                     (in thousands except per share amounts)

                                                                 2004        2003        2002
                                                               --------    --------    --------
Net sales                                                      $ 71,943    $ 65,587    $ 71,182
Cost of sales                                                    56,524      51,203      57,027
                                                               --------    --------    --------
  Gross profit                                                   15,419      14,384      14,155
                                                               --------    --------    --------

Selling expenses                                                  7,760       8,518       8,491
Administrative and general expenses                               6,544       6,907       6,796
Restructuring and other expenses                                     --       1,114          --
                                                               --------    --------    --------
                                                                 14,304      16,539      15,287
                                                               --------    --------    --------
  Operating income (loss)                                         1,115      (2,155)     (1,132)
                                                               --------    --------    --------
Other income (expense):
Interest and other income                                            --          21          42
Interest expense                                                   (510)       (236)       (382)
Income (loss) from investment in affiliates                          72        (265)     (1,156)
                                                               --------    --------    --------
                                                                   (438)       (480)     (1,496)
                                                               --------    --------    --------
Income (loss) before income taxes and change in
  accounting principle                                              677      (2,635)     (2,628)

Provision for (benefit from) income taxes                            --        (434)      4,786
                                                               --------    --------    --------
Income (loss) before change in accounting principle                 677      (2,201)     (7,414)

Cumulative effect of change in accounting
  principle, net of tax benefit                                      --          --     (12,385)
                                                               --------    --------    --------
Net income (loss) after change in
  accounting principle                                         $    677    $ (2,201)   $(19,799)
                                                               ========    ========    ========
Net income (loss) per common share before change
  in accounting principle:
Basic                                                          $   0.05    $  (0.17)   $  (0.57)
                                                               ========    ========    ========

Diluted                                                        $   0.04    $  (0.17)   $  (0.57)
                                                               ========    ========    ========
Net income (loss) per common share after change
  in accounting principle:
Basic                                                          $   0.05    $  (0.17)   $  (1.52)
                                                               ========    ========    ========

Diluted                                                        $   0.04    $  (0.17)   $  (1.52)
                                                               ========    ========    ========

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                (in thousands except share and per share amounts)

                                 ASSETS                                                   2004           2003
                                                                                        --------       --------
Current assets:
   Cash and cash equivalents                                                            $    311       $    241
   Accounts receivable, net of allowance of $444 and $415, respectively                   10,157          7,824
   Inventories                                                                             7,069          6,272
   Prepaid and other current assets                                                          400          1,191
                                                                                        --------       --------
          Total current assets                                                            17,937         15,528

Property and equipment, net of accumulated depreciation                                    2,469          3,240
Rental assets, net of accumulated depreciation                                             2,875          2,789
Goodwill                                                                                   2,750          2,714
Other assets, net of accumulated amortization of $1,781 and $1,603, respectively             126            388
Notes receivable                                                                             178            159
                                                                                        --------       --------
          Total assets                                                                  $ 26,335       $ 24,818
                                                                                        ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                    $     83       $     89
   Accounts payable                                                                        5,596          6,363
   Accrued expenses and other current liabilities                                          7,722          6,080
                                                                                        --------       --------
          Total current liabilities                                                       13,401         12,532

Long-term liabilities:
   Long-term debt, net of current portion                                                  5,070          5,146
                                                                                        --------       --------
          Total liabilities                                                               18,471         17,678
                                                                                        ========       ========

Commitments and contingencies (Note 13)

Stockholders' equity:
   Preferred stock, $.10 par - shares authorized 10,000,000; no shares outstanding            --             --
   Common stock, no par value - shares authorized 50,000,000; 12,939,696 outstanding at December 31, 2004; 12,844,696 outstanding
      at December 31, 2003                                                                    --             --
   Stock warrants                                                                            742            742
   Additional paid-in capital                                                             32,998         32,951
   Accumulated deficit                                                                   (25,728)       (26,405)
                                                                                        --------       --------
                                                                                           8,012          7,288
   Less cost of treasury shares;
     148,803 shares at December 31, 2004 and 2003                                           (148)          (148)
                                                                                        --------       --------
          Total stockholders' equity                                                       7,864          7,140
                                                                                        --------       --------
          Total liabilities and stockholders' equity                                    $ 26,335       $ 24,818
                                                                                        ========       ========

      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 2004, 2003 and 2002
                       (in thousands except share amounts)

                                Common Stock         Additional                                                  Total
                             ---------------------     Paid-in       Stock       Accumulated     Treasury    Stockholders'
                               Shares       Amount     Capital      Warrants       Deficit        Stock         Equity
                             -----------    ------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2001    12,988,499    $   --   $    32,951   $       742   $    (4,405)   $      (112)   $    29,176

Repurchase of common stock      (143,403)       --            --            --            --            (35)           (35)
Net loss                              --        --            --            --       (19,799)            --        (19,799)
                             -----------    ------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2002    12,845,096        --        32,951           742       (24,204)          (147)         9,342

Repurchase of common stock          (400)       --            --            --            --             (1)            (1)
Net loss                              --        --            --            --        (2,201)            --         (2,201)
                             -----------    ------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003    12,844,696        --        32,951           742       (26,405)          (148)         7,140

Shares issued under
  compensation arrangements       95,000        --            47            --            --             --             47
Net income                            --        --            --            --           677             --            677
                             -----------    ------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2004    12,939,696    $   --   $    32,998   $       742   $   (25,728)   $      (148)   $     7,864
                             ===========    ======   ===========   ===========   ===========    ===========    ===========

      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                                 (in thousands)

                                                                     2004        2003        2002
                                                                   --------    --------    --------
Cash flows provided from operating activities:
   Net income (loss)                                               $    677    $ (2,201)   $(19,799)
   Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
      Depreciation and amortization                                   1,869       2,088       2,185
      Impairment loss from investments in affiliates                     --         259       1,156
      Net changes in deferred taxes                                      --          --       4,766
      Cumulative effect of change in accounting principle                --          --      12,385
      Property and equipment asset impairment                            --          --         175
      Other non-cash operating items                                     30         (54)         --
      Losses from asset disposals                                        --         238          --
   Change in assets and liabilities:
      (Increase) decrease in accounts receivable, net                (2,333)        355       2,563
      (Increase) decrease in inventories                               (797)       (219)        875
      (Increase) decrease in prepaid and other assets                   791        (122)        205
      (Increase) decrease in notes and other receivables                (19)       (183)        544
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                         875        (189)     (1,368)
                                                                   --------    --------    --------
                Net cash provided by (used in) operating
                activities                                            1,093         (28)      3,687
                                                                   --------    --------    --------

Cash flows from investing activities:
   Investment in affiliate                                              (16)         --          --
   Proceeds from acquisition receivable                                 214          --          --
   Acquisition of business, net of cash acquired                        (37)       (384)         --
   Capital expenditures                                                (911)       (914)     (1,269)
                                                                   --------    --------    --------
                Net cash used in investing activities                  (750)     (1,298)     (1,269)
                                                                   --------    --------    --------

Cash flows from financing activities:
   Proceeds from (payments for) revolving credit facility, net           30         947      (2,500)
   Proceeds from exercised stock options                                 38          --          --
   Payments for loan origination fees                                  (133)       (108)       (105)
   Payments for acquisition obligations, net                           (126)         (3)         --
   Payments for leasehold improvement obligation                        (82)        (20)         --
   Repurchase of common stock                                            --          (1)        (35)
   Payments for promissory note                                          --        (128)        (98)
   Payments for notes payable, sellers                                   --          --         (33)
                                                                   --------    --------    --------
                Net cash provided by (used in) financing
                activities                                             (273)        687      (2,771)
                                                                   --------    --------    --------

Increase (decrease) in cash and cash equivalents                         70        (639)       (353)

Cash and cash equivalents - beginning of year                           241         880       1,233

                                                                   --------    --------    --------
Cash and cash equivalents - end of year                            $    311    $    241    $    880
                                                                   ========    ========    ========

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

The Company operates in one segment and utilizes consolidated operating results for management and resource allocation purposes.

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

Included in other assets are loan origination fees, which are amortized on the interest method over the term of the related debt agreement.

The Company's policy is to record an impairment loss against long-lived assets, including investment in affiliates, property and equipment, goodwill and other intangibles, in the period when it is determined that the carrying amount of such assets may not be recoverable. This determination includes evaluation of factors such as current market

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the net assets. For the fourth quarter of 2003, the Company recorded an impairment loss of $259,000 related to the investment in its Sparks Europe affiliate. During 2002, the Company recorded an impairment loss of $176,000 associated with the property and equipment of its DMS Store Fixtures subsidiary.

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

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high quality financial institutions. The Company's trade accounts receivable are primarily with customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires progress payments which mitigate its loss exposure.

One customer, J. C. Penney, accounted for 10%, 15% and 20% of the Company's consolidated net sales in 2004, 2003, and 2002, respectively. The loss of this customer could have a material adverse effect on the Company.

STOCK-BASED COMPENSATION

Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock granted under the option.

The Company adopted the disclosure - only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and applied the provisions of Accounting Principles Board Opinion 25 in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per common share would have been reduced to the pro forma amount on the following page:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   (in thousands except per share amounts)
                                                                                           Year ended December 31,
                                                                                      ---------------------------------
                                                                                       2004        2003         2002
                                                                                      -------    --------    ----------
Net income (loss)          As reported                                                $   677    $ (2,201)   $  (19,799)
                                                                                      -------    --------    ----------
                           Deduct: Total stock-based employee
                           compensation expense determined under fair
                           value based method, net of tax                                (150)        (67)         (290)
                                                                                      -------    --------    ----------
                           Pro forma                                                  $   527    $ (2,268)   $  (20,089)
                                                                                      =======    ========    ==========
Diluted income (loss)
  per common share         As reported                                                $   .04    $   (.17)   $    (1.52)
                                                                                      =======    ========    ==========
                           Pro forma                                                  $   .03    $   (.18)   $    (1.55)
                                                                                      =======    ========    ==========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value of option grants in 2004, 2003 and 2002 include the following:

         Assumption                           2004            2003                 2002
         ----------                           ----            ----                 ----
         Dividend yield                       0.0%            0.0%                 0.0%
         Risk-free rate                       1.5%            1.5%                 4.0%
         Expected life                     4-5 years       3-5 years            3-5 years

         Expected volatility                  306%             62%                 62%
         Fair Value                           $.36            $.18                 $.18

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents and long-term debt. The recorded values of cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current interest rates offered to the Company for similar remaining maturities. The recorded value of these financial instruments approximated their fair value at December 31, 2004 and 2003.

PER SHARE DATA

Basic net income per common share is calculated using the average shares of common stock outstanding, while diluted net income per common share reflects the potential dilution that could occur if stock options and warrants having exercise prices below market prices were exercised.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("FASB Statement FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of SFAS 146. This new accounting principle had an impact on the timing and recognition of costs associated with the Company's relocation and consolidation of its West Coast operations, and is expected to have an impact on the timing and recognition of costs associated with the Showtime acquisition and subsequent integration.

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be its quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004. Additional stock options granted in March 2005 in connection with the Showtime acquisition are expected to have an impact of approximately $130,000 on stock compensation expense in each year from 2005 through 2009. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

2. ACQUISITIONS AND RESTRUCTURING COSTS

On August 1, 2003, a Company subsidiary acquired the assets of Exhibit Crafts, Inc., a Los Angeles, CA area manufacturer of trade show exhibits and a 20% interest in International Exposition Services, Inc., (IES), a trade show shipping and installation provider. The initial purchase price was $694,000, including the assumption of certain liabilities totaling $310,000. In addition, the sellers received 20% of the Company subsidiary's common stock. The purchase price approximated the fair value of the net assets acquired. In addition, the asset purchase agreement provides for contingent payments of up to $750,000 based on operating performance in 2005, 2006 and 2007, including interest on the then remaining future potential contingent payments. These contingent payments, if any, and interest on the remaining future potential contingent payments will be reflected as an increase in goodwill. Interest on the remaining future potential contingent payments increased goodwill by $37,000 in 2004.

The Company relocated its San Diego area manufacturing facility to the newly acquired Los Angeles, CA area facility during the third quarter of 2003. Costs recorded in the third quarter of 2003 in connection with this relocation and consolidation were approximately $1.1 million, which included relocation and employee termination expenses and the Company recorded a charge for a portion of the remaining lease obligation related to the vacated San Diego area facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2005,  Sparks  Exhibits &  Environments  Corp., a subsidiary of the
Company, acquired substantially all of the assets and assumed specified liabilities of Showtime Enterprises, Inc. and its subsidiary, Showtime Enterprises West, Inc. (collectively "Showtime"). Showtime designs, markets and produces trade show exhibits, point of purchase displays, museums and premium incentive plans. Showtime had sales of approximately $21 million in 2004. On January 12, 2005, Showtime filed a Chapter 11 bankruptcy petition in the United States Court for the District of New Jersey, and the acquisition was subsequently approved by such court. The purchase price paid by the Sparks subsidiary pursuant to the Agreement and related transactions consisted of (i) approximately $2.1 million in cash, (ii) the assumption of approximately
$580,000 of indebtedness payable to the United States Small Business Administration, (iii) the assumption of specified contractual obligations and
(iv) additional consideration associated with Showtime's senior subordinated debentures consisting of approximately $0.4 million in cash, $0.4 million in 6% notes due March 15, 2009, warrants to acquire an aggregate of 600,000 shares of Common Stock exercisable through 2012 at a weighted average exercise price of $1.06 and one percent of annual sales originating from Showtime customers and account executives from April 1, 2005 through March 31, 2009. The Company financed this acquisition by increasing its revolving credit facility borrowing capacity and obtaining a new term loan in March 2005. Audited financial statements for Showtime and pro-forma combined financial statements for the Company and Showtime will, if required, be filed in May 2005 by amending the Company's current report on Form 8-K filed with the SEC on March 21, 2005.

3. TERMINATED MERGER AGREEMENT

The Company and Redwood Acquisition Corp. ("Redwood") entered into a merger agreement in February 2003 pursuant to which all of the outstanding shares of common stock of the Company (other than the shares held by approximately eight shareholders) would be converted into the right to receive $0.30 per share. On June 19, 2003, the Company's Board of Directors approved a termination proposal submitted by Redwood, which terminated the proposed merger agreement. Costs of approximately $250,000 incurred in connection with this proposed merger were charged to administrative and general expenses in the second quarter of 2003.

4. ACCOUNTING CHANGE (ADOPTION OF SFAS NO. 142)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                                 (in thousands except per share data)
                                                                2004           2003             2002
                                                               -------        -------         --------

Net income (loss) before change in accounting principle        $   677        $(2,201)        $ (7,414)
                                                               =======        =======         ========

Net income (loss) after change in accounting principle         $   677        $(2,201)        $(19,799)
                                                               =======        =======         ========

Weighted average common
   shares outstanding used to compute
   basic net income per common share                            12,863         12,845           12,984

Additional common shares to be issued
   assuming exercise of stock options,
   net of shares assumed reacquired                              2,844             --               --

Total shares used to compute diluted
   net income per common share                                  15,707         12,845           12,984
                                                               =======        =======         ========

Basic net income (loss) per share before change in
   accounting principle                                        $   .05        $  (.17)        $   (.57)
                                                               =======        =======         ========
Diluted net income (loss) per share before change in
   accounting principle                                        $   .04        $  (.17)        $   (.57)
                                                               =======        =======         ========

Basic net income (loss) per share after change in
   accounting principle                                        $   .05        $  (.17)        $  (1.52)
                                                               =======        =======         ========
Diluted net income (loss) per share after change in
   accounting principle                                        $   .04        $  (.17)        $  (1.52)
                                                               =======        =======         ========

Options and warrants to purchase 113,000, 7,175,000 and 7,492,000 shares of common stock at prices ranging from $.50 per share to $6.25 per share were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted income per common share because the options' and warrants' exercise price was equal to or greater than the market price of the common shares.

6. STATEMENTS OF CASH FLOWS INFORMATION

Capital   additions  of  $96,000  were  financed  in  2004  with  capital  lease obligations.

Cash paid for  interest  in 2004,  2003,  and 2002 was  $544,000,  $250,000  and
$314,000, respectively.

Cash paid for income taxes in 2002 was $5,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVENTORIES, NET

Inventories at December 31 consisted of the following:

                                     (in thousands)
                                  2004              2003
                                 ------            ------
      Raw materials              $  440            $  467
      Work in process             3,231             3,579
      Finished goods              3,398             2,226
                                 ------            ------
                                 $7,069            $6,272
                                 ======            ======

8. INVESTMENT IN AFFILIATES

The Company recognized an impairment loss of $259,000 in the fourth quarter of 2003 related to its investment in Sparks Europe.

The Company recognized an impairment loss of approximately $1.2 million in the first quarter of 2002 related to its investment in Abex Display Systems Inc.

9. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of the following:

                                                                        (in thousands)
                                                                      2004           2003
                                                                     -------        -------
        Manufacturing equipment and vehicles                         $ 2,040        $ 2,017
        Office equipment and data processing                           8,219          8,357
        Leasehold improvements                                         2,609          2,578
        Showroom exhibits, construction in progress and other            393            394
                                                                     -------        -------
                                                                     $13,261        $13,346
         Less accumulated depreciation and amortization               10,792         10,106
                                                                     -------        -------

                                                                     $ 2,469        $ 3,240
                                                                     =======        =======

      Rental assets at December 31 consist of the following:
           Rental assets                                             $ 7,114        $ 6,461
           Less accumulated depreciation                               4,239          3,672
                                                                     -------        -------
                                                                     $ 2,875        $ 2,789
                                                                     =======        =======

10. ACCRUED EXPENSES AND OTHER

Accrued expenses and other at December 31 consisted of the following:

                                                          (in thousands)
                                                        2004          2003
                                                       ------        ------
      Customer deposits                                $3,045        $2,955
      Accrued compensation                              1,473           934
      Accrued payroll, sales and business taxes           262           134
      Accrued contractual costs                           292           116
      Accrued restructuring expenses                       --           402
      Other                                             2,650         1,539
                                                       ------        ------
                                                       $7,722        $6,080
                                                       ======        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DEBT OBLIGATIONS AND SUBSEQUENT EVENT

On February 6, 2004, the Company replaced its revolving credit and security agreement with a new credit facility provided by a commercial asset-based lender. The new credit facility originally expired on February 6, 2007 and provided for maximum borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This facility bears interest based on the 30-day dealer placed commercial paper rate plus a formula-determined spread of 4.5% in 2004 (total effective rate of 7.0% at February 28, 2005), restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount). Based on the Company's performance in 2004, the formula-determined spread was reduced to 3.5% effective March 22, 2005 resulting in a total effective rate of 6% at such date. Proceeds from this credit facility are used primarily for working capital and other capital purposes.

As of March 21, 2005, the Company amended its credit facility to increase the maximum borrowing capacity from $12 million to $15 million, to increase the caps on certain inventories and to extend the term by one year to February 6, 2008. The Company also obtained a one-year term loan for $1 million bearing interest at the commercial paper rate plus 3.75% and monthly principal payments of $25,000 starting on April 1, 2005 with the remaining balance of $700,000 due on March 21, 2006. The Company had borrowings of approximately $9 million and borrowing capacity of approximately $12 million at March 21, 2005. This credit facility amendment and term loan were obtained to finance the Showtime acquisition.

The Company's debt obligations at December 31 consisted of the following:

                                                         (In thousands)
                                                        2004          2003
                                                       ------        ------
      Revolving credit facility                        $4,977        $4,947
      Capital lease obligations                            96            --
      Acquisition agreement obligation                     --           162
      Acquired leasehold improvement obligation            80           126
                                                       ------        ------
                                                       $5,153        $5,235
      Less current portion                                 83            89
                                                       ------        ------
                                                       $5,070        $5,146
                                                       ======        ======

Aggregate future long-term debt maturities are as follows:

                                          (In thousands)
      Years ending December 31,               Amount
      -------------------------               ------
                 2005                        $   83
                 2006                            75
                 2007                            18
                 2008                         4,977

12. RELATED PARTY TRANSACTIONS

The Company leases a facility from a partnership controlled by two shareholders of the Company. This lease, which expires on May 14, 2019, contains an option for the Company to terminate after 10 years (May 14, 2009) subject to the landlord's ability to relet the premises. The minimum annual rent is $771,000 through May 14, 2009 and is reset thereafter (not included in the following table). The Company is also responsible for taxes, insurance and other operating expenses for this facility.

The Company jointly leases a 31,000 square foot facility with International Expo Services ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007. The Company also jointly services certain customer jobs with IES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

The Company operates in leased office, warehouse and production facilities. Lease terms range from monthly commitments up to 17 years with options to renew at varying times. Certain lease agreements require the Company to pay utilities, taxes, insurance and maintenance.

As of December 31, 2004, future minimum lease commitments under non-cancelable operating leases are as follows:

                                                 (In thousands)
         Years ending December 31,                   Amount
         -------------------------                   ------
                    2005                             $2,100
                    2006                              2,043
                    2007                              1,498
                    2008                              1,060
                    2009                                636
            2010 and thereafter                          90
                                                     ------
      Total minimum lease commitments                $7,427
                                                     ======

The Company jointly leases a 31,000 square foot facility with International Expo Services, Inc. ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future lease commitments. Payments in connection with this lease are made by IES.

Rental expense, exclusive of supplemental costs, was approximately $2,438,000, $2,372,000, and $2,138,000 for 2004, 2003 and 2002, respectively.

The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

14. WARRANTS AND STOCK OPTIONS

WARRANTS

On November 20, 2001, the Company issued warrants expiring on November 19, 2011 to purchase an aggregate of 5,300,000 shares of common stock at an exercise price of $.50 per share in connection with an investment transaction approved by the Company's shareholders' at the Annual Meeting of Shareholders held on November 7, 2001. The fair value of these warrants using the Black-Scholes pricing model was $742,000, which was recorded as a component of stockholders' equity.

STOCK OPTIONS

In 1990, the Company adopted the 1990 Incentive Plan which provides for the granting of Incentive Stock Options ("ISO") and a 1990 Non-statutory Option Plan which provides for the granting of Non-statutory options ("NSO") (collectively, "the 1990 Plans"). Under the 1990 Plans, 1,450,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. Options are exercisable at a price not less than the market value of the shares at the date of grant in the case of ISO's, and 85% of the market value of the shares in the case of NSO's.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options may be granted to employees outside of the foregoing plans as an incentive to accept employment with the Company. The amount of options so granted cannot exceed 5% of the Company's outstanding shares of Common Stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option transactions and exercise prices:

                                                                               Weighted
                                           Shares          Price Per Share      Average
                                         ---------         --------------        -----
Outstanding at December 31, 2001           666,522         $2.00 to $6.25        $3.13
                                         =========

Granted                                  1,676,242              $.50             $ .50
Expired or cancelled                      (250,919)        $2.13 to $4.00         3.05
Exercised                                       --               --                 --
                                         ---------

Outstanding at December 31, 2002         2,091,845         $.50 to $6.25         $1.03
                                         =========

Granted                                         --               --                 --
Expired or cancelled                      (316,767)        $.50 to $6.25         $3.30
Exercised                                       --               --                 --
                                         ---------

Outstanding at December 31, 2003         1,775,078         $.50 to $2.13         $ .63
                                         =========

Granted                                    520,000          $.32 to $.75         $ .62
Expired or cancelled                       (60,500)        $.50 to $2.13         $1.41
Exercised                                  (75,000)             $.50             $ .50
                                         ---------

Outstanding at December 31, 2004         2,159,578         $.32 to $2.00         $ .61
                                         =========

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2004:

                                                     Options Outstanding                        Options Exercisable
                                         ----------------------------------------------    ------------------------------
                                                                 Weighted Average
                                         Number of      -------------------------------     Number of         Weighted
                  Range of Exercise       Options         Remaining                          Options           Average
                        Prices           And Awards     Life (Years)     Exercise Price    and Awards      Exercise Price
                        ------           ----------     ------------     --------------    -----------     --------------

1990 Plans               $2.00                 40,000        .53             $2.00                40,000        $2.00

1992 Plan                $2.00                 73,336        .47             $2.00                73,336        $2.00

2000 Plan            $.32 to $.60             150,000       3.93             $ .51                75,000        $ .41

2001 Plan            $.50 to $.75           1,896,242       5.76             $ .53             1,856,242        $ .53
                                            ---------                                         ----------

Grand Total          $.32 to $2.00          2,159,578       5.36             $ .61             2,044.578        $ .61
                     =============          =========       ====             =====            ==========        =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options exercisable at December 31, 2004, 2003 and 2002, and their respective weighted-average share prices:

                                                             Weighted Average
                                         Number of Shares     Exercise Price
                                         ----------------    ----------------

Options exercisable December 31, 2004         2,159,578           $0.61
Options exercisable December 31, 2003         1,750,078           $0.63
Options exercisable December 31, 2002         1,913,520           $1.07

15. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code which provides retirement benefits to certain employees of the Company and its wholly-owned subsidiaries who meet certain age and length of service requirements. The Company's contribution to the Plan is determined by management. There were no charges to income with respect to this Plan in 2004, 2003 or 2002.

16. INCOME TAXES

The components of the provision for (benefit from) income taxes were as follows:

                              (in thousands)
                     2004           2003            2002
                   -------        -------         -------
Current:
   Federal             --         $  (434)            $--
   State               --              --              --
Deferred:
   Federal             --              --           4,552
   State               --              --             234
                   -------        -------         -------
                        --        $  (434)        $ 4,786
                   =======        =======         =======

The Company is currently using operating loss carry forwards to offset its taxable income. As a result, the Company did not record an income tax provision for its 2004 pre-tax income.

A reconciliation of federal statutory income taxes to the Company's effective income tax expense is as follows:

                                                             2004            2003            2002
                                                           -------         -------         -------
      Federal statutory rate                               $   230         $  (896)        $  (894)
      State income tax, net of federal
         income tax effect                                      20             234             234
      Non-deductible expenses                                   16             120              28
      Valuation allowance                                     (172)            510           5,384
      Fully reserved net operating loss utilization             --            (434)             --
      Other, net                                               (94)             32              34
                                                           -------         -------         -------
                                                                --         $  (434)        $ 4,786
                                                                           =======         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset at December 31, 2004 and 2003 consisted of the following:

                                                       (in thousands)
                                                     2004          2003
                                                    -------       -------
      Accounts receivables                         $   164       $   153
      Inventories                                      191           140
      Property and equipment                            14            11
      Accrued expenses and compensation                209            43
      Goodwill and intangibles                       2,473         2,675
      Operating loss and credit carry forward        3,032         2,234
      Other, net                                       924           924
      Valuation allowance                           (7,007)       (6,180)
                                                   -------       -------
                                                        --            --
                                                   =======       =======

During the years ended 2004 and 2003, the valuation allowance increased by $827,000 and decreased by $840,000, respectively. The Company has a valuation allowance of $7 million to fully reserve for its deferred tax assets as of December 31, 2004. This allowance was based on an evaluation of several factors, including prior years' actual operating results and projected operating results. The Company has available approximately $4.6 million of net operating loss carry forwards, which begin to expire in 2016.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are:

                                     (In thousands except per share amounts)
                               March 31      June 30     September 30    December 31
                               --------      --------    ------------    -----------
2004
Net sales                      $ 18,549      $ 20,556      $ 16,796       $ 16,042
Gross profit                      4,739         4,255         3,334          3,091
Net income (loss)                   905           507          (185)          (550)
Basic net income (loss)
  per common share                  .07           .04          (.01)          (.04)
Diluted net income (loss)
  per common share                  .07           .04          (.01)          (.04)

2003
Net sales                      $ 17,456      $ 19,864      $ 12,626       $ 15,641
Gross profit                      4,402         4,607         2,226          3,149
Net income (loss)*                  416           295        (1,916)          (996)
Basic net income (loss)
  per common share                  .03           .02          (.15)          (.08)
Diluted net income (loss)
  per common share                  .03           .02          (.15)          (.08)

o The second quarter of 2003 includes a $0.3 million expense from a terminated merger agreement. The third quarter of 2003 includes a $1.1 million restructuring provision for facility relocation. The fourth quarter of 2003 includes an impairment write down of $0.3 million in the Company's investment in an affiliate.

                           MARLTON TECHNOLOGIES, INC.

                          FINANCIAL STATEMENT SCHEDULE
           SCHEDULE (2) VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

---------------------- ------------------- ------------------------------------ -------------------- -----------------
      COLUMN A              COLUMN B                    COLUMN C                     COLUMN D            COLUMN E
      --------              --------                    --------                     --------            --------
                                                        Additions
---------------------- ------------------- ------------------------------------ -------------------- -----------------
Description            Balance at          Charged to        Charged to other   Deductions -         Balance at end
                       beginning of        costs and         accounts           Write-Offs           of period
                       period              expenses
---------------------- ------------------- ----------------- ------------------ -------------------- -----------------

                      For the Year Ended December 31, 2004

Allowances deducted from
Assets to which they apply:

Trade accounts receivable      $  415      $  146       --      $  117      $  444
Inventory obsolescence             86           8       --          52          42
Deferred tax assets             6,180         827       --          --       7,007

                      For the Year Ended December 31, 2003

Allowances deducted from
Assets to which they apply:

Trade accounts receivable      $  309      $  327       --      $  221      $  415
Inventory obsolescence            597         157       --         668          86
Deferred tax assets             7,020          --       --         840       6,180

                      For the Year Ended December 31, 2002

Allowances deducted from
Assets to which they apply:

Trade accounts receivable      $  502      $  317       --      $  510      $  309
Inventory obsolescence          1,121         361       --         885         597
Deferred tax assets               313      *6,707       --          --       7,020

* In the fourth quarter 2002, the Company established a valuation allowance of $7 million to fully reserve for its deferred tax assets as of December 31, 2002. This allowance was based on an evaluation of several factors, including prior years' actual operating results and projected operating results.