Form 10-K/A
period 2004-12-31
MARLTON TECHNOLOGIES INC
filed 2005-05-02
CIK 96988

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

 (MARK  ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10238

                                 ---------------


                           MARLTON TECHNOLOGIES, INC.
               (Exact name of Registrant as specified its charter)


         PENNSYLVANIA                                            22-1825970
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


          2828 CHARTER ROAD
        PHILADELPHIA, PA 19154                            (215) 676-6900
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE:
     -------------------                                ----------------------
 Common Stock, no par value                            American Stock Exchange


    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure  of delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_| .

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

      The aggregate market value of the voting stock, held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $4,533,031. As of March 15, 2005 there were 12,939,696 shares of Common Stock, no par value, of the Registrant outstanding.

================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

      Name                      Age      Positions with Marlton
      ----                      ---      ----------------------
      Jeffrey K. Harrow         48       Chairman of the Board of Directors
      Scott J. Tarte            42       Vice Chairman of the Board of Directors
      Robert B. Ginsburg        51       Chief Executive Officer and President
      Alan I. Goldberg          53       General Counsel and Corporate Secretary
      Stephen P. Rolf           49       Chief Financial Officer and Treasurer
      A.J. Agarwal (1)          38       Director
      Washburn Oberwager(1)     58       Director
      Richard Vague(1)          48       Director

      --------------------------
      (1) Member of the Audit Committee

      Set  forth  below  is  certain  biographical   information  regarding  the
individuals currently serving as our directors and executive officers:

      Jeffrey K. Harrow has served as an officer and director of the Company since November 2001 and is currently Chairman of our Board of Directors. Mr. Harrow served as President and CEO of CMPExpress.com from 1999 through 2000. Mr. Harrow negotiated the sale of the CMPExpress.com business to Cyberian Outpost, NASDAQ ticker (COOL) in September 2000. From 1982 through 1998, Mr. Harrow was the President, CEO and a Director of Travel One, which was in 1998 the 6th largest travel management company in the United States. Mr. Harrow previously served as a board member for the Company and has served as a board member for Eastern Airlines Advisory Board, Cherry Hill National Bank (sold to Meridian
Bank), and Hickory Travel Systems. He is Mr. Tarte's brother-in-law. Mr. Harrow is a graduate of George Washington University School of Government and Business Administration earning his B.B.S. in 1979.

      Scott J. Tarte has served as an officer and director of the Company since 2001 and is currently Vice Chairman of our Board of Directors. From January 2001 to November 2001, Mr. Tarte served as acting CEO of Medidata Solutions, a privately held technology company specializing in applications that streamline the data collection process for clinical trials of new drug compounds seeking FDA approval. From January 1988 to November 1998, Mr. Tarte was an owner and served as Chief Operating Officer of Travel One. Mr. Tarte oversaw all corporate operations and finance of the company, and shared responsibility for strategic planning with Mr. Harrow. In November 1998, Travel One was sold to the American Express Corporation. Mr. Tarte launched American Express One, a $3 billion travel division representing a consolidation of the prior Travel One organization and over $2 billion of legacy American Express business. In December 1999, Mr. Tarte resigned his position with American Express but agreed to remain as a paid consultant. He is Mr. Harrow's brother-in-law. Mr. Tarte graduated from the University of Pennsylvania with a B.A. in 1984 and he received his law degree from Fordham University in 1987.

      Robert B. Ginsburg has served as a director of the Company from 1990 to 2004, as an officer of the Company since August 1990 and is currently Chief Executive Officer and President of the Company. Mr. Ginsburg is a Certified Public Accountant. From 1985 to August 1990, Mr. Ginsburg was actively involved in the development and management of business opportunities, including the acquisition of manufacturing companies, investment in venture capital situations and the provision of finance and management consulting services as a principal of Omnivest Ventures, Inc.

      Alan I. Goldberg has served as a director of the Company from 1991 to the 2004, as an officer of the Company since August 1990 and is currently General Counsel and Corporate Secretary. Mr. Goldberg is a corporate attorney. From April 1987 through August 1990 he was involved in venture capital investments and business acquisitions as a principal of Omnivest Ventures, Inc.

      Stephen P. Rolf became Chief Financial Officer and Treasurer of the Company in January 2000. Mr. Rolf was employed from 1977 to December 1999 by Hunt Corporation, a New York Stock Exchange listed manufacturer and distributor of office and graphics products, in various financial capacities, including Vice President and Controller.

      A.J. Agarwal has served as a director of the Company since 2001 and currently is a Senior Managing Director in the Mergers & Acquisitions Advisory Group for The Blackstone Group. Since joining Blackstone in 1992, Mr. Agarwal has worked on a variety of mergers and acquisitions transactions (both in an advisory capacity and as a principal). Before joining Blackstone, Mr. Agarwal was with Bain & Company. Mr. Agarwal graduated from Princeton University magna cum laude and Phi Beta Kappa and received an MBA from Stanford University Graduate School of Business. He serves as a trustee of Princeton University's Foundation for Student Communication, the publisher of Business Today magazine. The Board has determined that, based on his experience as described above, Mr. Agarwal is the audit committee financial expert, as such term is used in Item 401(h) of Regulation S-K and that he is independent, as such term is used in
Item 7(d)(3)(iv) of Schedule 14A.

      Washburn Oberwager has served as a director of the Company since 2002 and was Chief Executive Officer and a co-owner from 1987 to 1999 of Western Sky Industries, Inc., a leading manufacturer of aircraft systems and components. This $170 million business was divested in 1999. Since that time, Mr. Oberwager has provided equity capital for high tech companies and has been a principal in Avery Galleries, which specializes in American paintings.

      Richard Vague has served as a director of the Company since 2001. He co-founded Juniper Financial in 1999, a direct consumer bank with advanced internet and wireless functionality. Mr. Vague is the CEO of Juniper Financial. Prior to co-founding Juniper Financial, from 1985 to 1999, Mr. Vague was co-founder, Chairman and CEO of First USA, a credit card company that grew from a virtual start-up in 1985 to the largest VISA credit card issuer in the world. He also served as chairman of Paymentech, the merchant payment-processing subsidiary of First USA and is a former board member of VISA.

      Messrs. Harrow, Tarte, Ginsburg and Goldberg, have employment agreements with the Company which require the Company and the Company Board to use their best efforts to cause them to be re-elected as directors for a term equal to the term of their employment agreements. Due to the American Stock Exchange's requirement that a majority of the Board be comprised of independent directors, Messrs. Ginsburg and Goldberg have agreed to waive such employment agreement requirements, as long as the Company provides them with Board observer rights allowing them to receive notice and all materials for Board meetings as provided to Board members and the right to attend Board meetings without any voting rights. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Stockholder's Agreement".

      The Company has adopted a written Code of Ethics applicable to its directors, officers, and employees.

Compensation of Directors

      In 2004, directors not employed by the Company received (i) a fee of $500 for each Board meeting attended in person and $250 for participating by telephone and (ii) a fee of $250 for each committee meeting attended, whether in person or by telephone. Directors employed by the Company receive no additional compensation for their services as directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and greater than 10% beneficial owners to file reports (the "Reports") of ownership and changes in ownership of Company common stock with the Securities and Exchange Commission, the American Stock Exchange, and the Company. Based solely on a review of the copies of the Reports furnished to the Company, or written representations that no Reports were required, the Company believes that the Company's directors, officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2004 (and for prior years except to the extent previously disclosed), except that Mr. Rolf filed one late report with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the aggregate amounts paid or accrued by the Company and its subsidiaries during the last three fiscal years to its Chief Executive Officer and to each of four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2004:

                                               Annual Compensation                     Long Term Compensation
                                   -------------------------------------------   -----------------------------------
                                                                     Other       Restricted   Securities
                                                                     Annual        Stock      Underlying      LTIP       All Other
    Name and                         Salary           Bonus       Compensation     Awards      Options/      Payouts    Compensation
Principal Position         Year      ($)(7)            ($)            ($)            ($)       SARs (#)        ($)         ($)(1)
------------------         ----    ----------         ------      ------------   ----------   ----------     -------    ------------
Jeffrey K. Harrow          2004    176,258(6)         40,000           --            --          125,000        --          5,340
  Chairman                 2003    210,853(3)             --           --            --               --        --          5,400
                           2002    197,532(2)             --           --            --               --        --          7,000

Scott J. Tarte             2004    176,258(6)         40,000           --            --          125,000        --          5,530
  Vice Chairman            2003    210,853(3)             --           --            --               --        --          6,000
                           2002    197,532(2)             --           --            --               --        --          7,000

Robert B. Ginsburg         2004    209,547(6)         40,000           --            --               --        --          6,000
  President and CEO        2003    213,930(3)         20,000(4)        --            --               --        --          8,800
                           2002    210,136(2)         24,000(4)        --            --          623,369        --          7,000

Alan I. Goldberg           2004    168,195(5)(6)      35,543           --            --               --        --          6,717
  General Counsel &        2003    160,851(3)             --           --            --               --        --          6,800
  Corporate Secretary      2002    157,623(2)             --           --            --          591,341        --          7,000

Stephen P. Rolf            2004    136,231            12,000           --            --          100,000        --          1,000
  CFO                      2003    128,077                --           --            --               --        --          1,000
                           2002    119,904(2)             --           --            --               --        --          1,000

-------------------
(1)   Consists  solely  of  reimbursement  of  life  and  disability   insurance
      premiums.
(2) Reflects a mandatory leave policy whereby most Company employees, including Messrs. Ginsburg, Goldberg and Rolf, were required to take additional time off and received 80% of their salaries over a 10 week period and Messrs. Harrow and Tarte agreed to receive 50% of their salaries over such period.
(3) Reflects voluntary salary reductions taken by such person over the last eight weeks of such year.
(4) These amounts will be applied, as determined by the Compensation Committee of the Board of Directors, to reduce future bonus entitlements of Mr. Ginsburg. Such sums were not applied to reduce his 2004 bonus.
(5) Excludes $14,899 of contractual salary increases not taken in 2002 ($4,917) and 2003 ($9,982).
(6) Reflects voluntary salary reductions for Messrs. Harrow, Tarte, Ginsburg and Goldberg.
(7) The named executive officers have waived their rights to the salary reductions described in notes 2,3 and 6 above and, with respect to Messrs. Harrow, Tarte and Ginsburg, except as contemplated by note 4 above, their entitlement pursuant to their employment agreements to parity with one another in salary and bonus.

Option/SAR Grants in Last Fiscal Year

                                                                                                   Potential
                                                                                                   Realizable Value at
                                                                                                   Assumed Annual
                           Number of            Percent of Total                                   Rates of Stock Price
                           Securities           Options Granted    Exercise or                     Appreciation
                           Underlying Options   to Employees in    Base Price   Expiration         for Option Term(4)
Name                       Granted (#)          Fiscal Year(3)     ($/SH)       Date              5% ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Jeffrey K. Harrow          125,000(1)           24%                0.825        12/19/09          28,125         63,125
Scott J. Tarte             125,000(1)           24%                0.825        12/19/09          28,125         63,125
Robert B. Ginsberg              --              --                    --              --              --             --
Alan I. Goldberg                --              --                    --              --              --             --
Stephen P. Rolf            100,000(2)         19.2%                 0.50         5/12/09          14,000         31,000

-------------------
(1)   Incentive stock options exercisable in full as of the date of grant.
(2) Incentive stock options to acquire 60,000 shares have vested and, assuming continued employment as of the applicable dates, incentive stock options to acquire 20,000 shares will vest (subject to acceleration upon a change of control as determined in accordance with the Company's 2001 Equity Incentive Plan), on each of May 13, 2005 and 2006.
(3) Based on options to acquire 520,000 shares of common stock granted in 2004.
(4) In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of our common stock appreciates from the date of grant over a period of five years at an annualized rate of 5% and 10%, respectively. No assurance can be given that our stock price will increase at such rates, if at all. If the stock price does not increase above the exercise price at the time these options are exercised, the realized value to the named executives from these options will be zero.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                              Number of Securities       Value of Unexercised In the
                                                             Underlying Unexercised          Money Options/SARs
                          Shares Acquired      Value         Options/SAR FY-End (#)           at FY-End ($)(1)
         Name             on Exercise (#)   Realized ($)   Exercisable/Unexercisable      Exercisable/Unexercisable
         ----             ---------------   ------------   -------------------------      -------------------------
Jeffrey K. Harrow               --               --                138,336/0                       3,125/0
Scott J. Tarte                  --               --                125,000/0                       3,125/0
Robert B. Ginsburg              --               --                630,021/0                      220,507/0
Alan I. Goldberg                --               --                596,221/0                      208,677/0
Stephen P. Rolf                 --               --              100,000/40,000                 21,000/14,000

-------------------
(1) These amounts represent the difference between the exercise price of the stock options and the price of our common stock on December 31, 2004 (i.e., $0.85 per share) for all in-the-money options held by the named executives. The exercise price is $0.50 with respect to the 596,221, 630,021 and 100,000 in-the-money options held by Messrs. Goldberg, Ginsburg and Rolf, respectively, and $0.825 with respect to the 125,000 in-the-money options held by each of Messrs. Harrow and Tarte.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements.

      Pursuant to employment agreements that continue for successive one year periods until terminated by the Company or the employee with 90 days notice prior to the end of the then existing term, Mr. Ginsburg is employed as the Company's President and Chief Executive Officer, Mr. Harrow is employed as the Company's Chairman, and Mr. Tarte is employed as the Company's Vice Chairman and as the Chief Executive Officer of each of the Company's subsidiaries. Mr. Ginsburg, who is currently devoting not less than 80% of his business time to the Company, has an annual base salary as of January 1, 2005 of $200,000 (subject to adjustment to $250,000 if and when he devotes all of his business time to the Company) and Messrs. Harrow and Tarte have, effective as of January 1, 2005, annual base salaries of $250,000. These employment agreements also provide generally that the salary and bonus for each of these three executive officers will be no less than the salary and bonus provided to the other two executive officers. Pursuant to the Stockholders' Agreement, Messrs. Harrow, Tarte and Ginsburg have agreed to recommend to the Company Board that it employ these individuals in the respective capacities indicated above.

      Pursuant to an employment agreement terminable by the Company with 365 days notice, Mr. Goldberg is employed on a 30 hour per week basis as the Company's General Counsel and Corporate Secretary, at an annual base salary as of January 1, 2005 of $184,481, with annual increases of 3%. Mr. Goldberg is entitled to an annual bonus ranging (i) from .75% of the Company's pre-tax profit if the Company's annual earnings per share increase over the prior year by at least 5%, to (ii) 5.25% of the Company's pre-tax profit if the Company's annual earnings per share increase over the prior year by at least 25%.

      Pursuant to an employment agreement continuing until terminated by either party, Mr. Rolf is employed as the Company's Chief Financial Officer at a current annual base salary of $140,000. Mr. Rolf receives an annual bonus ranging (i) from $30,000 if the Company's pre-tax profit is at least 5% of sales, to (ii) $100,000 if the Company's pre-tax profit is a least 12% of sales, adjusted for certain amortization and interest costs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information concerning the shares of Company common stock (the "Common Stock") beneficially owned as of March 31, 2005 (including shares of common stock that such person has the right to acquire by May 30, 2005), by (i) the Company's directors, (ii) the Company's executive officers, (iii) the Company's directors and executive officers as a group, and
(iv) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                           Amount and Nature
                                               of Beneficial          Percentage
Shareholder                                        Ownership        Ownership(1)
-----------                                -----------------        ------------
Scott J. Tarte (2)(3)                              4,198,648               27.9%
Jeffrey K. Harrow (3)(4)                           4,187,484               27.8%
Robert B. Ginsburg (3)(5)(6)                       2,635,029               18.1%
Alan I. Goldberg (6)(7)                            1,300,772                9.4%
A.J. Agarwal (8)                                     100,000                  *
Richard Vague (9)                                    100,000                  *
Washburn Oberwager (10)                              100,000                  *
Stephen P. Rolf (11)                                 101,000                  *
All directors and executive officers
  as a group (8 persons)(12)                      12,722,933               63.2%

Lawrence Schan                                       990,550                7.7%
507 Fishers Road
Bryn Mawr, PA 19010

Stanley D. Ginsburg                                  815,467                6.3%
50 Belmont Ave., #1014
Bala Cynwyd, PA 19004

Ira Ingerman                                         774,367                6.0%
1300 Centennial Road
Narbeth, PA 19072

Lombard Associates (13)                            1,044,926                8.1%
c/o Private Equity Investors, Inc.
115 East 62nd Street
New York, New York 10021

--------------
*     Less than 1%

      (1) Percent of class has been computed on the basis of 12,939,696 of Common Stock outstanding as reported on the cover page of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      (2) Includes an aggregate of 2,125,000 shares which Mr. Tarte may acquire upon the exercise of outstanding options and warrants.

      (3) Messrs. Harrow, Tarte and R. Ginsburg are parties to a Stockholders' Agreement as described below. Does not include shares held by other parties to the Stockholders' Agreement, and each party disclaims beneficial ownership of all shares held by the other parties thereto.

      (4) Includes an aggregate of 2,138,336 shares which Mr. Harrow may acquire upon the exercise of outstanding options and warrants.

      (5) Includes an aggregate of 1,630,021 shares which Mr. Ginsburg may acquire upon the exercise of outstanding options and warrants.

      (6) Does not include for each of Messrs. Goldberg and Ginsburg 199,079 shares held by the Company's 401(k) Plan for the benefit of the Company's employees. Each of Messrs. Goldberg and Ginsburg is a trustee of such plan, and each disclaims beneficial ownership of all such shares except those shares held for his direct benefit as a participant in such plan.

      (7) Includes an aggregate of 896,221 shares which Mr. Goldberg may acquire upon the exercise of outstanding options and warrants.

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

      (11) Includes an aggregate of 100,000 shares which Mr. Rolf may acquire within 60 days of the date hereof upon the exercise of outstanding options and warrants. Excludes an aggregate of 40,000 shares issuable upon exercise of options not exercisable within such period.

      (12) Includes shares beneficially owned by Messrs. Harrow, Tarte, R. Ginsburg, Goldberg, Rolf, Agarwal, Vague and Oberwager. The address for each of the Company's executive officers and directors is 2828 Charter Road, Philadelphia, Pennsylvania, 19154.

      (13) Based on Amendment No. 2 to Schedule 13G filed by this person. Lombard Associates shares voting and dispositive power with respect to such shares with Charles P. Stetson, Jr., the sole proprietor of Lombard Associates. Mr. Stetson disclaims beneficial ownership of such shares.

      Stockholders' Agreement

      On November 20, 2001, Messrs. Tarte, Harrow and R. Ginsburg and the Company entered into a stockholders' agreement (the "Stockholders' Agreement") pursuant to which, with certain exceptions, (i) Messrs. Tarte and Harrow have the right to designate that number of individuals as nominees (which nominees include Tarte and Harrow) for election as directors as shall represent a majority of the Company Board, (ii) Messrs. Tarte, Harrow and Ginsburg will vote their shares of Common Stock in favor of the Messrs. Tarte and Harrow designees and Mr. Ginsburg as directors, (iii) without the prior written consent of Mr. Ginsburg, for a period of seven years following the effective date of the Stockholders' Agreement, Messrs. Tarte and Harrow agreed not to vote any of their shares of Common Stock in favor of (x) the merger of the Company, (y) the sale of substantially all of the Company's assets, or (z) the sale of all the shares of Common Stock, in the event that in connection with such transactions the shares of Common Stock are valued at less than $2.00 per share, (iv) Messrs. Tarte, Harrow and Ginsburg will recommend to the Company Board that it elect Mr. Harrow as the Chairman of the Board of the Company, Mr. Ginsburg as the President and Chief Executive Officer of the Company, and Mr. Tarte as the Vice Chairman of the Board of the Company and as the Chief Executive Officer of each subsidiary of the Company, and (v) Messrs. Tarte, Harrow and Ginsburg shall have a right of first refusal with respect to one another in connection with any sale of the shares of Common Stock held by them. The term of the Stockholders' Agreement is 20 years. Due to the American Stock Exchange's requirement that a majority of the Board be comprised of independent directors, Mr. Ginsburg has waived the Stockholders' Agreement requirement (and his employment agreement requirement) that Messrs. Tarte and Harrow vote for him as a nominee for director, as long as the Company provides him with Board observer rights allowing him to receive notice and all materials for Board meetings as provided to Board members and the right to attend Board meetings without any voting rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company leases its principal facility in Philadelphia from 2828 Partnership L.P., a limited partnership whose general partners are Stanley
Ginsburg (the father of Robert Ginsburg, our President and Chief Executive Officer) and Ira Ingerman, each a beneficial owner of more than five percent our common stock. In 2004, the Company paid $771,025 pursuant to this lease.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Set forth below is a summary of the services performed on the Company's behalf by its independent auditors in 2003 and 2004. The Board has not adopted any pre-approval policies with respect to any services to be performed by the Company's auditors. None of these services were approved by our audit committee as a result of a waiver of any pre-approval requirement.

Audit Fees. For 2004, the Company was billed $102,600 and $7,500 by McGladrey & Pullen ("McGladrey") and PricewaterhouseCoopers LLP ("PwC") respectively for professional services rendered for the audit of the financial statements included in our Annual Report on Form 10-K and the review of our financial statements included in our quarterly reports. For 2003, the Company was billed $94,575 by McGladrey and $59,293 by PwC for similar services.

Audit-Related Fees. For 2004, we were not billed for any assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

Tax Fees. For 2004 and 2003, the Company was not billed by our principal accountants for any fees for tax compliance, tax advice or tax planning.

All Other Fees. For 2004 and 2003, the Company was not billed by its principal accounts for any fees for services other than those reported above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2005                 Marlton Technology, Inc.


                                  By: /s/ Robert B. Ginsburg
                                     -------------------------------------------
                                     Robert B. Ginsburg, Chief Executive Officer