Form 10-Q
period 2005-03-31
MARLTON TECHNOLOGIES INC
filed 2005-05-13
CIK 96988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708
                                                 ------

                           MARLTON TECHNOLOGIES, INC.
                   -------------------------------------------
               (Exact name of issuer as specified in its charter)


           Pennsylvania                                   22-1825970
 -------------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

           2828 Charter Road                Philadelphia       PA        19154
 -------------------------------------------------------------------------------
 (Address of principal executive offices)       City          State       Zip

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:
12,939,696

ITEM 1.  FINANCIAL STATEMENTS

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                 (In thousands except share and per share data)

                                                                       March 31,  December 31,
                                     ASSETS                              2005        2004
                                                                       --------    --------
Current:
   Cash and cash equivalents                                           $  1,205    $    311
   Accounts receivable, net of allowance
     of $384 and $444, respectively                                      14,155      10,157
   Inventories                                                            7,968       7,069
   Prepaid and other current assets                                         691         400
                                                                       --------    --------
          Total current assets                                           24,019      17,937

Property and equipment, net of accumulated
     depreciation of $10,960 and $10,792, respectively                    3,157       2,469
Rental assets, net of accumulated depreciation
     of $4,361 and $4,239, respectively                                   2,875       2,875
Goodwill                                                                  2,750       2,750
Other intangible assets, net of accumulated amortization of $44           5,096          --
Other assets, net of accumulated amortization
        of $1,794 and $1,781, respectively                                  137         126
Notes receivable                                                            158         178
                                                                       --------    --------
          Total assets                                                 $ 38,192    $ 26,335
                                                                       ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $  1,209    $     83
   Accounts payable                                                       6,606       5,596
   Accrued expenses and other current liabilities                         7,994       7,722
                                                                       --------    --------
          Total current liabilities                                      15,809      13,401

Long-term liabilities:
   Long-term debt, net of current portion                                11,002       5,070
   Other long-term liabilities                                            1,775          --
                                                                       --------    --------
          Total  long-term liabilities                                   12,777       5,070
                                                                       --------    --------
          Total liabilities                                              28,586      18,471
                                                                       --------    --------

Commitments and contingencies                                                --          --
Stockholders' equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                            --          --
   Common stock, no par value - shares authorized 50,000,000;
      12,939,696 outstanding at March 31, 2005 and December 31, 2004         --          --
   Stock warrants                                                         1,528         742
   Additional paid-in capital                                            32,998      32,998
   Accumulated deficit                                                  (24,772)    (25,728)
                                                                       --------    --------
                                                                          9,754       8,012
   Less cost of 148,803 treasury shares                                    (148)       (148)
                                                                       --------    --------
          Total stockholders' equity                                      9,606       7,864
                                                                       --------    --------
          Total liabilities and stockholders' equity                   $ 38,192    $ 26,335
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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (In thousands except per share data)

                                                For the three months ended

                                            March 31, 2005      March 31, 2004
                                           ----------------    ----------------

Net sales                                  $         18,835    $         18,549
Cost of sales                                        14,422              13,810
                                           ----------------    ----------------
Gross profit                                          4,413               4,739

     Selling expenses                                 2,147               2,217
     Administrative and general expenses              1,209               1,525
                                           ----------------    ----------------
Operating profit                                      1,057                 997

Other income (expense):
     Interest and other income                           34                  --
     Interest expense                                  (135)                (92)
                                           ----------------    ----------------
Income before income taxes                              956                 905

Provision for income taxes                               --                  --
                                           ----------------    ----------------
Net income                                              956                 905
                                           ================    ================
Net income per common share:

   Basic                                   $           0.07              $.0.07
                                           ================    ================
   Diluted                                 $           0.06              $.0.07
                                           ================    ================


  The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                 (In thousands)

                                                                   For the three months ended
                                                                March 31, 2005      March 31, 2004
                                                               ----------------    ----------------
Cash flows from operating activities:
   Net income                                                  $            956    $            905
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                        348                 569
     Change in operating assets and liabilities:
          Increase in accounts receivable, net                           (2,685)             (3,252)
          Increase in inventories                                          (332)                (57)
          (Increase) decrease in prepaid and other assets                  (291)                 19
          Decrease in notes and other receivables                            20                  26
          Increase (decrease) in accounts payable,
              accrued expenses and other current liabilities               (255)                915
                                                               ----------------    ----------------
                   Net cash used in operating activities                 (2,239)               (875)
                                                               ----------------    ----------------

Cash flows from investing activities:
   Acquisition of business, net of cash acquired                         (2,752)                 --
   Capital expenditures                                                    (166)               (106)
                                                               ----------------    ----------------
                   Net cash used in investing activities                 (2,918)               (106)
                                                               ----------------    ----------------

Cash flows from financing activities:
     Proceeds from revolving credit facility, net                         5,104               1,328
     Proceeds from term loan                                              1,000                  --
     Payments for leasehold improvement obligation                          (18)                (11)
     Payments for loan origination fees                                     (25)               (117)
     Payments for capital lease obligations                                 (10)                 --
     Payments for acqusition obligation                                      --                 (11)
                                                               ----------------    ----------------
                   Net cash provided by financing activities              6,051               1,189
                                                               ----------------    ----------------

Increase in cash and cash equivalents                                       894                 208
Cash and cash equivalents - beginning of period                             311                 241
                                                               ----------------    ----------------
Cash and cash equivalents - end of period                      $          1,205    $            449
                                                               ================    ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Acquisition of Showtime Enterprises, Inc. Assets and Specified Liabilities:
Cash purchase price                                                           $   2,752
Long-term debt incurred                                                             982
Other long-term liabilities incurred                                              1,775
Fair value of stock warrants                                                        786
                                                                              ---------
Total purchase price                                                          $   6,295
                                                                              =========

Working capital acquired                                                      $     343
Fair value of property, equipment and rental assets acquired                        812
Covenants not to compete acquired                                                   570
Customer relationships acquired                                                   4,570
                                                                              ---------
Total purchase price                                                          $   6,295

                                                                              =========

 The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNLOGIES, INC. AND SUBSDIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2004.

2.    ACQUISITION OF BUSINESS:

On March 15, 2005, Sparks Exhibits & Environments Corp., a subsidiary of the Company, acquired substantially all of the assets and assumed specified liabilities of Showtime Enterprises, Inc. and its subsidiary, Showtime Enterprises West, Inc. (collectively "Showtime"). Showtime designed, marketed and produced trade show exhibits, point of purchase displays, museums and premium incentive plans. Showtime had sales of approximately $21 million in 2004. The aggregate purchase price was $6.3 million, comprised of $2.8 million paid in cash, $1.7 million for contingent royalty and percentage of sales payments, $1 million of long-term debt assumption and $0.8 million for stock warrants. The Company financed this acquisition by increasing its revolving credit facility borrowing capacity and obtaining a new term loan. The Company's Audit Committee engaged the Company's registered public accounting firm to perform the required audit of Showtime's financial statements. It was subsequently determined that such audit could not be performed. The inability to file these audited financial statements may limit the Company's ability to engage in certain types of transactions requiring Securities and Exchange Commission review, including without limitation, public offerings and certain private offerings of securities and business combination transactions requiring shareholder approval.

                   MARLTON TECHNLOGIES, INC. AND SUBSDIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The estimated fair values of the assets acquired and liabilities assumed are summarized in the following table. The allocation of the purchase price to the business acquired is preliminary and may be adjusted based on completion of third party appraisals.

       At March 15, 2005 (in thousands)

Current assets                          $1,880
Property, equipment and rental assets      812
Covenants not to compete                   570
Customer relationships                   4,570
                                        ------
                                        $7,832

Current liabilities                     $1,537
Long-term debt                             982
Other long-term liabilities              1,775
Stock warrants                             786
                                        ------
Net assets acquired                     $2,752
                                        ======

Covenants not to compete will be amortized over 6 years and customer relationships will be amortized over an estimated life of 10 years. The covenants not to compete and customer relationships will be reviewed annually by management for impairment.

3.       MAJOR CUSTOMERS:

During the first quarter of 2005, one customer accounted for 12% of the Company's total sales. During the first quarter of 2004, a different customer accounted for 12% of the Company's total sales.

                   MARLTON TECHNLOGIES, INC. AND SUBSDIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                                Three months ended
                                                               March 31,   March 31,
                                                                 2005        2004
                                                               ---------   ---------
Net income                                                     $     956   $     905
                                                               =========   =========

Weighted average common
   shares outstanding used to compute basic net income
   per common share                                               12,940      12,845

Additional common shares to be issued
   assuming the exercise of stock options, net of shares
   assumed reacquired                                              4,218         742
                                                               ---------   ---------
Total shares used to compute diluted
   net income per common share                                    17,158      13,587
                                                               =========   =========
Basic net income per share
                                                               $    0.07   $    0.07
                                                               =========   =========
Diluted net income per share                                   $    0.06   $    0.07
                                                               =========   =========

Excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 1,193,336 and 248,846 shares of common stock at March 31, 2005 and 2004, respectively, because the option and warrant exercise prices were greater than the market price of the common shares.

5.    INVENTORIES:

Inventories, as of the respective dates, consist of the following (in thousands):


                                        March 31, 2005         December 31, 2004
                                      -----------------        -----------------
Raw materials                         $             584        $             440
Work in process                                   3,831                    3,231
Finished goods                                    3,553                    3,398
                                      -----------------        -----------------
                                      $           7,968        $           7,069
                                      =================        =================

                   MARLTON TECHNLOGIES, INC. AND SUBSDIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) starting January 1, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) would require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004. Based on expected vesting of stock options outstanding at March 31, 2005, the Company may record compensation expense of approximately $270,000 in each of 2006 through 2010. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

                   MARLTON TECHNLOGIES, INC. AND SUBSDIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


                                                   For the three months ended
                                               March 31, 2005     March 31, 2004
                                               ---------------   ---------------
Net income, as reported                        $           956   $           905
                                               ---------------   ---------------
Deduct: Total stock-based employee
compensation expense determined under fair
value based method, net of tax                              (3)               --
                                               ---------------   ---------------
Pro forma net income                           $           953   $           905
                                               ===============   ===============
Earnings per share:
  Basic:
     As Reported                               $          0.07   $          0.07
                                               ===============   ===============
     Pro forma                                 $          0.07   $          0.07
                                               ===============   ===============
  Diluted:
     As reported                               $          0.06   $          0.07
                                               ===============   ===============
     Pro forma                                 $          0.06   $          0.07
                                               ===============   ===============

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2005 as compared with three months ended March 31, 2004

Sales

                                                    Three Months Ended
                                                      (in thousands)
                                              March 31, 2005     March 31, 2004
                                             ----------------   ----------------
Trade show exhibits group                    $         13,412   $         13,208
Permanent and scenic displays group                     5,423              5,341
                                             ----------------   ----------------
Total sales                                  $         18,835   $         18,549
                                             ================   ================

Total net sales of $18.8 million for the first quarter of 2005 increased 1.5% from total net sales of $18.5 million for the first quarter of 2004. Sales of trade show exhibits and related services increased 1.5% in the first quarter of 2005 from the same prior year period as sales to new customers offset budget reductions experienced for existing customers. Sales of permanent and scenic displays also increased 1.5% in the first quarter of 2005 from the comparable 2004 period as lower sales of permanent museum displays were offset by higher sales of store fixtures and point of purchase displays.

Gross Profit

Gross profit, as a percentage of net sales, decreased to 23.4% for the first quarter of 2005 from 25.5% for the first quarter of 2004. This decrease was attributable to several factors, including additional facility costs incurred for the acquired Showtime business with no related trade show exhibit sales and lower gross profit margins earned on certain first quarter 2005 projects. Higher facility costs are expected to continue in 2005 and in the foreseeable future, which should be absorbed by higher volume anticipated from the Showtime business. The Company will relocate the Showtime Paulsboro, NJ facility to its Philadelphia, PA facility in the second quarter of 2005. Costs incurred for this relocation and consolidation are expected to reduce the Company's second quarter gross profit by approximately $300,000.

Selling Expenses

Selling expenses of $2.1 million, or 11.4% of net sales, for the first quarter of 2005 decreased from $2.2 million, or 11.9% of net sales, for the corresponding period of 2004. This decrease was largely the result of cost reduction initiatives, partially offset by approximately $200,000 for initial Showtime payroll costs with no corresponding trade show exhibit sales.

Administrative and General Expenses

Administrative and general expenses decreased to $1.2 million in the first quarter of 2005 from $1.5 million in the same prior year period. This decrease was principally attributable to a bad debt recovery of $575,000 from a bankruptcy settlement. Specifically, the Company received 4,266 shares of Sears Holding Corp (previously K-Mart) stock from its bankruptcy claim for accounts receivable and inventories, which were fully reserved for in 2001. The total number of shares from the bankruptcy claim is 5,019, with approximately 15% being subject to a holdback for the potential settlement of any excess bankruptcy claims. The Company will recognize an additional bad debt recovery based on the market price of Sears Holding Corp stock if and when the remaining 753 shares are received. The Company also recorded a reserve provision of $175,000 for a customer dispute in the first quarter 2005, which partially offset the bad debt recovery.

Other Income (Expense)

In the first quarter of 2005, the Company recognized income of $34,000 from a former affiliate company.

Interest expense increased to $135,000 in the first quarter of 2005 from $92,000 in the first quarter of 2004 primarily as a result of higher interest rates under the Company's new borrowing base facility discussed below and additional indebtedness incurred in connection with the Showtime business acquisition.

Operating Profit

Operating profit increased to $1.1 million for the first quarter of 2005 from $1 million for the same period of 2004 largely as a net result of the bad debt recovery reported under general and administrative expenses partially offset by lower gross profit margins.

Provision for Income Taxes

The Company is currently using operating loss carry forwards to offset its taxable income. As a result, the Company did not record an income tax provision in the first quarters of 2005 or 2004. The Company currently has a full valuation allowance against its operating loss carry forwards. This allowance is reviewed by management for possible recovery on a periodic basis.

Net Income

Net income of $1 million for the first quarter 2005 increased from $0.9 million for the comparable 2004 period largely as a result of the bad debt recovery, partially offset by the lower gross profit margins.

Backlog

The Company's backlog of orders was approximately $33 million at March 31, 2005 and $21 million at March 31, 2004. The increase in the backlog is due in large part to new permanent museum display projects, a substantial portion of which extends through 2006.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its revolving credit and security agreement with a new credit facility provided by a commercial asset-based lender. The new credit facility originally expired on February 6, 2007 and provided for maximum borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This facility bore interest based on the 30-day dealer placed commercial paper rate plus a formula-determined spread of 4.5% in 2004, restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount). Based on the Company's performance in 2004, the formula-determined spread was reduced to 3.5% effective March 22, 2005, resulting in a total effective rate of 6.2% at such date.

On March 21, 2005, the Company amended its credit facility to increase the maximum borrowing capacity from $12 million to $15 million, to increase the maximum borrowings on certain inventories and to extend the term by one year to February 6, 2008. The Company also obtained a one-year term loan for $1 million, bearing interest at the commercial paper rate plus 3.75% and requiring monthly principal payments of $25,000 starting on April 1, 2005, with the remaining balance of $700,000 due on March 21, 2006. The Company had borrowings of approximately $10 million and additional borrowing capacity of approximately $4.9 million at March 31, 2005. This credit facility amendment and term loan were obtained to finance the Showtime acquisition.

The Company's working capital increased $3.7 million in the first quarter of 2005 to $8.2 million at March 31, 2005 from $4.5 million at December 31, 2004, largely due to a $4 million increase in accounts receivable. The increase in accounts receivable was largely due to higher sales in the first quarter of 2005 as compared with the fourth quarter of 2004 ($18.8 million versus $16 million) and accounts receivable acquired in connection with the Showtime acquisition.

The Company anticipates capital expenditures of approximately $1 million for 2005.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:

                                                Payment due by period (in thousands)
                                             Less than 1                              More than
Contractual Obligations            Total      Year-2005    1-3 Years    3-5 Years      5 Years
------------------------------   ----------   ----------   ----------   ----------   ----------
Long-Term Debt Obligations       $   12,211   $    1,209   $   11,002   $       --   $       --
Capital Lease Obligations                --           --           --           --           --
Operating Lease Obligations           6,986        1,697        4,563          726           --
Purchase Obligations                     --           --           --           --           --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP              1,775           --        1,318          457           --
                                 ----------   ----------   ----------   ----------   ----------
                      Total      $   20,972   $    2,906   $   16,883   $    1,183           --
                                 ==========   ==========   ==========   ==========   ----------

The Company jointly leases a 31,000 square foot facility with International Expo Services ("IES"), in which the Company holds a minority interest. The annual lease commitment for this facility is $214,000 through September 22, 2007, which is not included with the above future operating lease commitments since IES occupies this entire facility and pays the rent.

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

OUTLOOK

The Company expects sales of trade show exhibits and related services to increase in 2005 due to the Showtime acquisition.

Planned profit improvements for the Company's base businesses in 2005 are expected to be offset by relocation and transition costs anticipated to integrate the Showtime business with the Company's existing businesses. Subsequent to this relocation and transition, the Company expects profit improvements in 2006.

The Company wrote off accounts receivable and inventories in 2001 as a result of K-Mart, a DMS Store Fixtures customer, filing for bankruptcy. The subsequent settlement from its bankruptcy claim is for 5,019 shares of Sears Holding Corp (previously K-Mart) common stock. The company received 4,266 shares of the stock and recognized a bad debt recovery of $575,000 in the first quarter of 2005. Based on the current market price of Sears Holding Corp common stock, the Company has a contingent additional bad debt recovery of approximately $109,000 for the remaining 753 shares from this bankruptcy settlement.

The Company acquired a past-due accounts receivable from mPhase Technologies, Inc. ("mPhase") in connection with the 2003 acquisition of Exhibit Crafts, Inc. In March 2005, the Company settled the claim with this customer for approximately 213,000 shares of mPhase restricted common stock. Based on the current market value of this common stock, the Company has a contingent gain of approximately $50,000. Any gain will be recognized when the restrictions on the Company's right to sell this common stock expire.

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

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) starting January 1, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) would require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004. Based on expected vesting of stock options outstanding at March 31, 2005, the Company may record compensation expense of approximately $270,000 in each of 2006 through 2010. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could," "should" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to relocate and consolidate the Paulsboro, NJ facility of the Showtime business while maintaining the customer base; continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; uncertainties about the impact of the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revolving credit facility bears a floating rate of interest, based on the 30-day dealer placed commercial paper rate plus 3.50%. The Company had borrowings of approximately $10 million from its revolving credit facility at March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company's Audit Committee engaged the Company's registered public accounting firm to perform the required audit of Showtime's financial statements as previously reported on Form 8-K. It was subsequently determined that such audit could not be performed. The inability to file these audited financial statements may limit the Company's ability to engage in certain types of transactions requiring Securities and Exchange Commission review, including without limitation, public offerings and certain private offerings of securities and business combination transactions requiring shareholder approval.

Employment agreements for the Company's executive officers were amended on May 12, 2005 in a manner substantially consistent with the disclosures in the Company's Form 10-K/A. Copies of such amendments are filed as exhibits to this Form 10-Q.

ITEM 6.  EXHIBITS


         EXHIBIT NO.                                DESCRIPTION OF EXHIBIT

         2.1 Agreement and Plan of Merger of the Company (Incorporated by reference to the Company's Proxy Statement dated September 27, 2001, filed with the Commission).

         2.2 Asset Purchase Agreement made as of January 11, 2005, by and among Showtime Enterprises, Inc., Showtime Enterprises West, Inc., and Sparks Exhibits & Environments Corp. (Incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         2.3 Order entered March 4, 2005 in the United States Bankruptcy Court for the District of New Jersey in Showtime Enterprises, Inc. and Showtime Enterprises West, Inc. (Case Nos. 05-11089 and 05-11090). (Incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         3.1 Articles of Incorporation of the Company (Incorporated by reference to the Company's Proxy Statement dated September 27, 2001, filed with the Commission).

         3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission).

         4.1 Warrant issued to Argosy Investment Partners II, L.P. to acquire shares of Marlton common stock at an exercise price of $0.98 per share (Incorporated by reference to Exhibit
                     4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         4.2 Warrant issued to Argosy Investment Partners II, L.P. to acquire shares of Marlton common stock at an exercise price of $1.48 per share. (Incorporated by reference to Exhibit
                     4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         4.3 Warrant issued to Alliance Mezzanine Investors, L.P. to acquire shares of Marlton common stock at an exercise price of $0.98 per share. (Incorporated by reference to Exhibit
                     4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         4.4 Warrant issued to Alliance Mezzanine Investors, L.P. to acquire shares of Marlton common stock at an exercise price of $1.48 per share. (Incorporated by reference to Exhibit
                     4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

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

         10.20       Exhibit removed.

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

         10.26       Exhibit removed.

         10.27       Exhibit removed

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

         10.30 Option Agreement dated May 13, 2004 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission).*

         10.31 Fifth Amendment to Lease Agreement dated April 27, 2004 for the Premises located at 8125 Troon Circle, Austell, GA (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

         10.32 Lease dated November 17, 1998 by and between Sunset & Valley Distribution Center Joint Venture (the "Joint Venture") and Showtime Enterprises West, Inc. ("Showtime West"), as amended by and together with, the first amendment thereto dated June 22, 1999, the second amendment thereto dated March 31, 2000, by and between The Northwestern Mutual Life Insurance Company ("Northwestern"), Sunset and Valley View Partners ("Partners") and Showtime West the third amendment thereto dated March 27, 2003 by and between Northwestern, Partners and Showtime West and the fourth amendment thereto dated February 29, 2004 by and between Northwestern, Partners and Showtime West. (Incorporated by reference to the Company's Annual Report dated December 31, 2004, filed with the Commission).

         10.33 Employment Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp. and David S. Sudjian* (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.34 Employment Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp. and Harold Jensen.* (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.35 Royalty Agreement dated March 15, 2005 by and among Sparks Exhibits & Environments Corp., Argosy Investment Partners II, LP and Alliance Mezzanine Investors, L. P. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.36 Stock Option Agreement dated as of March 15, 2005 by Marlton Technologies, Inc and David S. Sudjian with respect to the grant of 500,000 shares of Marlton common stock.* (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.37 Stock Option Agreement dated as of March 15, 2005 by Marlton Technologies, Inc and Harold Jensen with respect to the grant of 500,000 shares of Marlton common stock.* ((Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.38 Letter agreement dated March 15, 2005 by and among Sparks Exhibits & Environments Corp., David S. Sudjian and Harold Jensen.* (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.39 First Amendment to Loan and Security Agreement with General Electric Capital Corporation (Incorporated by reference to
                     Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission).

         10.40 Consent and Second Amendment to Loan and Security Agreement dated as of March 15, 2005 by and among General Electric Capital Corporation, Sparks Exhibits & Environments Corp., Sparks Exhibits & Environments, Ltd., Sparks Exhibits & Environments, Inc. and DMS Store Fixtures LLC. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.41 Term Note issued by Sparks Exhibits & Environments Corp. in favor of General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.42 Note dated April 23, 2002 in favor of the United States Business Administration (the "SBA Note"). (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.43 Promissory Note made by Sparks Exhibits & Environments Corp. in face amount of $257,144 in favor of Argosy Investment Partners II, L.P. (Incorporated by reference to
                     Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.44 Promissory Note made by Sparks Exhibits & Environments Corp. in face amount of $142,856 in favor of Alliance Mezzanine Investors, L.P. (Incorporated by reference to
                     Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.45 Agreement for Assumption of Indebtedness dated December 14, 2004 by and among the U.S. Small Business Administration, Showtime Enterprises, Inc. and Sparks Exhibits & Environments Corp. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.46 Unconditional Guarantee issued by Marlton Technologies, Inc. in favor of the U.S. Small Business Administration with respect to the SBA Note. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.47       Option Agreement with Jeffrey Harrow dated
                     December 20, 2004 *

         10.48       Option Agreement with Scott Tarte, dated December
                     20, 2004 *

         10.49 Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp., Argosy Investment Partners II, L.P. and Alliance Mezzanine Investors, L.P. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.50 Amendment to Employment Agreement with Scott Tarte dated May 12, 2005

         10.51 Amendment to Employment Agreement with Jeffrey Harrow dated May 12, 2005

         10.52 Amendment to Employment Agreement with Robert B. Ginsburg dated May 12, 2005

         10.53 Amendment to Employment Agreement with Alan I. Goldberg dated May 12, 2005

         10.54 Amendment to Employment Agreement with Stephen P. Rolf dated May 12, 2005

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

MARLTON TECHNOLOGIES, INC.


By:  /s/ Robert B. Ginsburg
     ----------------------
Robert B. Ginsburg
President and Chief Executive Officer


By:  /s/ Stephen P. Rolf
     -------------------
Stephen P. Rolf, Chief Financial Officer
Dated:  May 13, 2005