Form 10-Q
period 2005-06-30
MARLTON TECHNOLOGIES INC
filed 2005-08-12
CIK 96988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                   -------------------------------------------
               (Exact name of issuer as specified in its charter)


         Pennsylvania                                    22-1825970
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



          2828 Charter Road               Philadelphia         PA          19154
--------------------------------------------------------------------------------
(Address of principal executive offices)      City            State         Zip

        Issuer's telephone number                    (215) 676-6900
                                                     --------------

      Former name, former address and former fiscal year, if changed since last report: ____________________

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                 (In thousands except share and per share data)

                                                                        June 30,      December 31,
                                            ASSETS                         2005           2004
Current:
   Cash and cash equivalents                                          $        117    $        311
   Accounts receivable, net of allowance
     of $609 and $444, respectively                                         15,705          10,157
   Inventories                                                               7,099           7,069
   Prepaid and other current assets                                          1,060             400
                                                                      ------------    ------------
          Total current assets                                              23,981          17,937
Property and equipment, net of accumulated
     depreciation of $11,164 and $10,792, respectively                       3,184           2,469
Rental assets, net of accumulated depreciation
     of $4,548 and $4,239, respectively                                      2,786           2,875
Goodwill                                                                     2,750           2,750
Other intangible assets, net of accumulated amortization of $161             4,979             --
Other assets, net of accumulated amortization
        of $1,807 and $1,781, respectively                                     108             126
Notes receivable                                                               140             178
                                                                      ------------    ------------
          Total assets                                                $     37,928    $     26,335
                                                                      ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                  $      1,063    $         83
   Accounts payable                                                          6,676           5,596
   Accrued expenses and other current liabilities                            8,647           7,722
                                                                      ------------    ------------
          Total current liabilities                                         16,386          13,401
Long term liabilities:
   Long term debt, net of current portion                                    9,609           5,070
   Other long term liabilities                                               1,775             --
                                                                      ------------    ------------
          Total  long term liabilities                                      11,384           5,070
                                                                      ------------    ------------
          Total liabilities                                                 27,770          18,471

Commitments and contingencies                                                 --               --
Stockholders' equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                             --               --
   Common stock, no par value - shares authorized 50,000,000;
      12,939,696 outstanding at June 30, 2005 and December 31, 2004           --               --
   Stock warrants                                                            1,528             742
   Additional paid in capital                                               32,998          32,998
   Accumulated deficit                                                     (24,220)        (25,728)
                                                                      ------------    ------------
                                                                            10,306           8,012
   Less cost of 148,803 treasury shares                                       (148)           (148)
                                                                      ------------    ------------
          Total stockholders' equity                                        10,158           7,864
                                                                      ------------    ------------
          Total liabilities and stockholders' equity                  $     37,928    $     26,335
                                                                      ============    ============


The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10 K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands except per share data)

                                                For the three months ended             For the six months ended
                                         June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                        ---------------    ---------------    ---------------    ---------------
Sales                                   $        25,969    $        20,556    $        44,805    $        39,105
Cost of sales                                    20,111             16,301             34,533             30,112
                                        ---------------    ---------------    ---------------    ---------------
      Gross profit                                5,858              4,255             10,272              8,993

     Selling                                      2,815              1,938              4,962              4,155
     Administrative and general                   2,340              1,676              3,549              3,201
                                        ---------------    ---------------    ---------------    ---------------
      Operating profit                              703                641              1,761              1,637

Other income (expense):
     Interest income and other income                35                 69
     Interest expense                              (187)              (134)              (322)              (225)
                                        ---------------    ---------------    ---------------    ---------------
Income before income taxes                          551                507              1,508              1,412

Provision for income taxes                          --                 --                 --                 --
                                        ---------------    ---------------    ---------------    ---------------
Net income                                          551                507              1,508              1,412
                                        ===============    ===============    ===============    ===============
Net income per common share:
     Basic                              $          0.04    $          0.04    $          0.12    $          0.11
                                        ===============    ===============    ===============    ===============
     Diluted                            $          0.03    $          0.04    $          0.09    $          0.10
                                        ===============    ===============    ===============    ===============


The accompanying notes and the notes in the consolidated financial statements included in the Registrant's Annual Report on Form 10K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                      For the six months
                                                                         ended June 30,

                                                                      2005        2004
                                                                    --------    --------
Cash flows from operating activities:
   Net income                                                       $  1,508    $  1,412
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                     869       1,129
     Change in assets and liabilities:
          Increase in accounts receivable, net                        (4,235)     (7,188)
          (Increase) decrease in inventories                             536        (300)
          (Increase) decrease in prepaid and other current assets       (660)         79
          Decrease in notes and other receivables                         38          40
          Increase in accounts payable, accrued expenses
             and other current liabilities                               469         993
                                                                    --------    --------
                Net cash used in operating activities                 (1,475)     (3,835)
                                                                    --------    --------
Cash flows from investing activities:
     Acquisition of business                                          (2,752)         --
     Capital expenditures                                               (496)       (472)
     Proceeds from affiliate                                              32          88
                                                                    --------    --------
                Net cash used in investing activities                 (3,216)       (384)
                                                                    --------    --------
Cash flows from financing activities:
     Proceeds from revolving credit facility, net                      3,683       4,582
     Proceeds from term loan, net                                        900          --
     Payments for leasehold improvement obligation                       (25)        (22)
     Payments for capital lease obligation                               (21)         --
     Payments for loan origination fees                                  (40)       (133)
     Payments for acquisition obligation                                  --         (22)
     Proceeds from capital lease obligation                               --          59
                                                                    --------    --------
               Net cash provided by financing activities               4,497       4,464
                                                                    --------    --------
(Decrease) increase in cash and cash equivalents                        (194)        245
Cash and cash equivalents - beginning of period                          311         241
                                                                    --------    --------
Cash and cash equivalents - end of period                           $    117    $    486
                                                                    ========    ========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

Acquisition of Showtime Enterprises, Inc. Assets and Specified
Liabilities:

Cash purchase price                                                 $  2,752
Long term debt incurred                                                  982
Other long term liabilities incurred                                   1,775


Fair value of stock warrants                                             786
                                                                    --------
Total purchase price                                                $  6,295
                                                                    ========
Working capital acquired                                            $    343
Fair value of property, equipment and rental assets acquired             812
Covenants not to compete acquired                                        570
Customer relationships acquired                                        4,570
                                                                    --------
Total purchase price                                                $  6,295
                                                                    ========


The accompanying notes and the notes in the consolidated financial statements included in theRegistrant's Annual Report on Form 10 K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter and six month periods are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2004.

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
                                        ======

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Covenants not to compete will be amortized over 6 years and customer relationships will be amortized over an estimated life of 10 years. The covenants not to compete and customer relationships will be reviewed annually by management for impairment.

3.    MAJOR CUSTOMERS AND CONCENTRATIONS:

During the first six months of 2005, one customer accounted for 12.3% of the Company's total sales and another customer accounted for 11% of the Company's total sales. During the first six months of 2004, one of these customers accounted for 15.6% of the Company's total sales.

At June 30, 2005, two customers accounted for 29.7% of total accounts receivable. At June 30, 2004 these customers accounted for 31% of total accounts receivable.

4.    PER SHARE DATA:

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

                                                   Three months ended            Six months ended
                                                June 30,      June 30,      June 30,        June 30,
                                             ---------------------------------------------------------
                                                 2005          2004            2005           2004
                                             ------------   ------------   ------------   ------------
Net income                                   $        551   $        507   $      1,508   $      1,412
                                             ============   ============   ============   ============
Weighted average common
   shares outstanding used to compute
   basic net income per common share               12,940         12,845         12,940         12,845
Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired                 3,639          1,363          3,631          1,363
                                             ------------   ------------   ------------   ------------
Total shares used to compute diluted
   net income per common share                     16,579         14,208         16,571         14,208
                                             ============   ============   ============   ============
Basic net income per share                   $       0.04   $       0.04   $       0.12   $       0.11
                                             ============   ============   ============   ============
Diluted net income per share                 $       0.03   $       0.04   $       0.09   $       0.10
                                             ============   ============   ============   ============


Excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 1,120,000 shares of common stock at June 30, 2005 and 233,336 shares of common stock at June 30, 2004 because the option or warrant exercise prices were greater than the market price of the common shares.

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    INVENTORIES:

Inventories, as of the respective dates, consist of the following (in thousands):

                                            June 30, 2005     December 31, 2004
                                         ------------------   ------------------
Raw materials                            $              589   $              440
Work in process                                       2,970                3,231
Finished goods                                        3,540                3,398
                                         ------------------   ------------------
                                         $            7,099   $            7,069
                                         ==================   ==================

6.    RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of FAS 146. This new accounting  principle  had an  impact on the  timing  and  recognition  of costs associated with the Showtime acquisition and subsequent relocation and integration.

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) starting January 1, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in

                   MARLTON TECHNOLOGIES, INC.AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

accordance with the original provisions of Statement No. 123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) would require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004 and $27,000 of stock compensation expense in 2005 related to employee options issued in the second quarter of 2005. Based on expected vesting of stock options outstanding at June 30, 2005, the Company may record compensation expense of approximately $300,000 beginning in 2006 through 2010. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

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

                                           For the three months ended  For the six months ended
                                              June 30,     June 30,     June 30,     June 30,
                                             ----------   ----------   ----------   ----------
                                                2005         2004         2005        2004
                                             ----------   ----------   ----------   ----------
Net income, as reported                      $      551   $      507   $    1,508   $    1,412
                                             ----------   ----------   ----------   ----------
Deduct: Total stock-based employee
compensation expense determined under fair
value based method, net of tax                      (62)         (21)         (92)         (35)
                                             ----------   ----------   ----------   ----------
Pro forma net income                         $      489   $      486   $    1,416   $    1,377
                                             ==========   ==========   ==========   ==========
Earnings per share:
  Basic:
     As Reported                             $     0.04   $     0.04   $     0.12   $     0.11
                                             ==========   ==========   ==========   ==========
     Pro forma                               $     0.04   $     0.04   $     0.11   $     0.11
                                             ==========   ==========   ==========   ==========
  Diluted:
     As reported                             $     0.03   $     0.04   $     0.09   $     0.10
                                             ==========   ==========   ==========   ==========
     Pro forma                               $     0.03   $     0.03   $     0.09   $     0.10
                                             ==========   ==========   ==========   ==========


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2005 and 2004.

Sales


                                                                      Three Months Ended
                                                                        (In thousands)
                                                      June 30, 2005     June 30, 2004      % Increase
                                                     ---------------   ---------------   ---------------

Trade show exhibits group                            $        17,466   $        13,492              29.5%
Permanent and scenic displays group                            8,503             7,064              20.4
                                                     ---------------   ---------------   ---------------
Total sales                                          $        25,969   $        20,556              26.3%
                                                     ===============   ===============   ===============
                                                                      Six Months Ended
                                                                       (In thousands)
                                                      June 30, 2005     June 30, 2004      % Increase
                                                     ---------------   ---------------   ---------------

Trade show exhibits group                            $        30,879   $        26,701              15.6%
Permanent and scenic displays group                           13,926            12,404              12.3
                                                     ---------------   ---------------   ---------------
Total sales                                          $        44,805   $        39,105              14.6%
                                                     ===============   ===============   ===============


Total net sales of $26 million for the second quarter of 2005 increased 26.3% from the second quarter of 2004, and total net sales of $44.8 million for the first six months of 2005 increased 14.6% above the comparable prior year period. The second quarter increase was principally attributable to incremental sales of approximately $4 million resulting from the Showtime business acquired on March 15, 2005. The sales increase for the first six months of 2005 was primarily due to sales contributed by the Showtime business in the second quarter as well as to sales to new customers obtained in the second half of 2004.

Gross Profit

Gross profit, as a percentage of net sales, increased to 22.6% in the second quarter of 2005 from 20.7% in the same prior year period and was essentially unchanged from 23% for the first six months periods. The second quarter improvement was due to several factors, including lease termination expense of $0.2 million accrued in the second quarter of 2004 in connection with the Company's consolidation of its West Coast operations and favorable second quarter 2005 sales mix realized for the Company's trade show exhibit businesses. The unchanged gross margin percentage for the first six months of 2005 was the net result of these second quarter factors, offset by transition costs incurred in connection with the Showtime business acquisition.

Selling Expenses

Selling expenses increased $0.9 million in the second quarter of 2005 and $0.8 million for the first half of 2005 from the corresponding prior year periods. As a percentage of net sales, selling expenses increased to 10.8% and 11.1% in the second quarter and first half of 2005, respectively, from 9.4% and 10.6% for the same 2004 periods. These increases were largely the result of transition costs incurred in connection with the Showtime business acquisition. Such costs are expected to decrease as a percentage of sales in the second half of 2005.

Administrative and General Expenses

Administrative and general expenses increased $0.7 million in the second quarter of 2005 and $0.3 million in the first half of 2005 from the expense levels for the comparable periods of 2004. The second quarter increase was primarily due to costs of $0.3 million to relocate the primary Showtime facility from Paulsboro, New Jersey to Philadelphia, Pennsylvania and amortization expense of $0.2 related to the acquired Showtime assets. The increase in general and administrative expenses for the first half of 2005 was due to these second quarter factors, partially offset by a net bad debt recovery of $0.4 million recognized in the first quarter of 2005.

Operating Profit

Operating profit increased to $703,000 for the second quarter of 2005 from $641,000 for the same 2004 period. For the first half of 2005, operating profit increased to $1.8 million from $1.6 million reported for the first half of 2004. These increases were primarily due to higher sales, largely offset by relocation and transition costs incurred in connection with the Showtime business acquisition.

Other Income/(Expense)

Interest expense increased to $187,000 in the second quarter of 2005 from $134,000 in the same 2004 period and to $322,000 for the first half of 2005 from $225,000 for the first half of 2004. These increases were primarily due to higher borrowing from the Company's revolving credit facility largely as a result of financing higher accounts receivable as well as the Showtime business acquisition and as a result of higher interest rates on the Company's credit facility discussed below.

Provision for Income Taxes

The Company is currently using operating loss carry forwards to offset its taxable income. As a result, the Company did not record an income tax provision in the first two quarters of 2005 or 2004. The Company currently has a full valuation allowance against its operating loss carry forwards. This allowance is reviewed by management for possible recovery on a periodic basis.

Net Income

The Company generated net income of $551,000 ($0.03 per fully diluted share) in the second quarter of 2005 and $1.5 million ($0.09 per fully diluted share) in the first half of 2005 as compared with $507,000 ($0.04 per fully diluted share) and $1.4 million ($0.10 per fully diluted share) for the comparable 2004 periods. These improvements were principally attributable to higher sales volume, largely offset by transition and relocation costs incurred in connection with the Showtime business acquisition.

Backlog

The Company's backlog of orders was approximately $36 million at June 30, 2005 and $18 million at June 30, 2004. This increase includes large multi-year permanent exhibit projects, as well as the backlog of orders from the Showtime business and new customers. The increase in the backlog is expected to yield lower gross profit margins, as a percentage of sales. Specifically, a significant portion of the backlog increase is related to permanent and scenic display projects which generally yield lower gross profit margins than the Company's trade show exhibit and other projects.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its revolving credit and security agreement with a new credit facility provided by a commercial asset-based lender. The new credit facility originally expired on February 6, 2007 and provided for maximum borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This facility has interest based on the 30-day dealer placed commercial paper rate plus a formula-determined spread, restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount). The effective interest rate for this credit facility was 6.81% at June 30, 2005.

On March 21, 2005, the Company amended its credit facility to increase the maximum borrowing capacity from $12 million to $15 million, to increase the maximum borrowings on certain inventories and to extend the term by one year to February 6, 2008. The Company also obtained a one-year term loan for $1 million, bearing interest at the commercial paper rate plus 3.75% and requiring monthly principal payments of $25,000 starting on April 1, 2005, with the remaining balance of $700,000 due on March 21, 2006. This credit facility amendment and term loan were obtained to finance the Showtime acquisition. The Company had borrowings of approximately $8.8 million and additional borrowing capacity of approximately $4.3 million at June 30, 2005.

The Company's working capital increased $3.1 million in the first quarter of 2005 to $7.6 million at June 30, 2005 from $4.5 million at December 31, 2004, largely due to a $5.5 million increase in accounts receivable, partially offset by a $3 million increase in current liabilities. The accounts receivable increase was principally attributable to higher sales at the end of the second quarter as compared with sales at the end of 2004. The increase in current liabilities was the result of higher volume and the term loan discussed above.

The Company anticipates capital expenditures of approximately $1 million for 2005.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt are as follows:


                                               Payment due by period (in thousands)
                                               ------------------------------------
                                            Less than 1      1-3          3-5       More than
                                ----------   ----------   ----------   ----------   ----------
Contractual Obligations            Total      Year-2005     Years        Years       5 Years
                                ----------   ----------   ----------   ----------   ----------
Long-Term Debt Obligations      $   10,672   $    1,063   $    9,609   $       --   $       --
Capital Lease Obligations               --           --           --           --           --
Operating Lease Obligations          6,492        1,199        4,567          726           --
Purchase Obligations                    --           --           --           --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP             1,775           --        1,318          457           --
                                ----------   ----------   ----------   ----------   ----------
                      Total     $   18,939   $    2,262   $   15,494   $    1,183           --
                                ==========   ==========   ==========   ==========   ==========


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

OUTLOOK

The Company expects sales volume in 2005 to increase from the 2004 sales level due to new clients and the Showtime acquisition. Sales increases from a higher backlog of orders are expected to yield lower margins due to less favorable sales mix.

The Company wrote off accounts receivable and inventories in 2001 as a result of K-Mart, a Sparks Custom Retail LLC customer, filing for bankruptcy. The subsequent settlement from its bankruptcy claim was for shares of Sears Holding Corp (previously K-Mart) common stock. Based on the current market price of Sears Holding Corp common stock, the Company has a contingent additional bad debt recovery of approximately $115,000 for the remaining 753 shares from this bankruptcy settlement.

The Company acquired a past-due accounts receivable from mPhase Technologies, Inc. ("mPhase") in connection with the 2003 acquisition of Exhibit Crafts, Inc. In March 2005, the Company settled the claim with this customer for 213,000 shares of mPhase restricted common stock. Based on the current market value of this common stock, the Company has a contingent gain of approximately $50,000. Any gain will be recognized when the restrictions on the Company's right to sell this common stock expire.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Effective in the first quarter of 2003, the Company adopted the provisions of FAS 146. This new accounting  principle  had an  impact on the  timing  and  recognition  of costs associated with the Showtime acquisition and subsequent relocation and integration.

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) starting January 1, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) would require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004 and $27,000 of stock compensation expense in 2005 related to employee options issued in the second quarter of 2005. Based on expected vesting of stock options outstanding at June 30, 2005, the Company may record compensation expense of approximately $300,000 in each of 2006 through 2010. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities

Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to integrate the acquired Showtime business and maintain the customer base; the Company's ability to continue to identify and enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; the financial impact of facilities consolidations; uncertainties about the impact of the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in interest rates, foreign currency exchange rates and commodity prices do not significantly affect the Company's financial position and results of operations. The Company's revolving credit facility bears an interest rate based on 30-day dealer placed commercial paper rate, plus a formula amount based on the Company's fixed charge ratio, which resulted in 6.81% at June 30, 2005.

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

         10.36 Stock Option Agreement dated as of March 15, 2005 by Marlton Technologies, Inc and David S. Sudjian with respect to the grant of 500,000 shares of Marlton common stock .* (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

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

         10.46 Unconditional Guarantee issued by Marlton Technologies, Inc. in favor of the U.S. Small Business Administration with respect to the SBA Note . (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.47 Option Agreement with Jeffrey Harrow dated December 20, 2004 * (Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.48 Option Agreement with Scott Tarte, dated December 20, 2004 * (Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.49 Agreement dated March 15, 2005 by and between Sparks Exhibits & Environments Corp., Argosy Investment Partners II, L.P. and Alliance Mezzanine Investors, L.P. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission).

         10.50 Amendment to Employment Agreement with Scott Tarte dated May 12, 2005 (Incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.51 Amendment to Employment Agreement with Jeffrey Harrow dated May 12, 2005 (Incorporated by reference to Exhibit
                        10.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.52         Amendment  to  Employment   Agreement   with  Robert  B.
                        Ginsburg dated May 12, 2005 (Incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.53 Amendment to Employment Agreement with Alan I. Goldberg dated May 12, 200 (Incorporated by reference to Exhibit
                        10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).5

         10.54 Amendment to Employment Agreement with Stephen P. Rolf dated May 12, 2005 (Incorporated by reference to Exhibit
                        10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         14             Code  of  Ethics   (Incorporated  by  reference  to  the
                        Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission)

         21 Subsidiaries of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission)

         31.1 Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Executive Officer

         31.2 Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Financial Officer

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

Dated: August 12, 2005