Form 10-Q
period 2005-09-30
MARLTON TECHNOLOGIES INC
filed 2005-10-31
CIK 96988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      ---
       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

      ---
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                          Commission file number 1-7708

                           MARLTON TECHNOLOGIES, INC.
                   -------------------------------------------
               (Exact name of issuer as specified in its charter)


                 Pennsylvania                             22-1825970
-----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation           (IRS Employer
               or organization)                       Identification No.)


           2828 Charter Road               Philadelphia      PA         19154
----------------------------------------  --------------  --------  ------------
(Address of principal executive offices)      City         State         Zip

       Issuer's telephone number                          (215) 676-6900
                                                          --------------

Former name, former address and former fiscal year, if changed since last report: ____________________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No ___X___


Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No ___X___

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

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)


                                                                          September 30,
                                                                              2005               December 31,
                              ASSETS                                       (UNAUDITED)               2004
                                                                         --------------        ---------------
Current:

   Cash and cash equivalents                                                  $  1,305               $    311
   Accounts receivable, net of allowance
     of $554 and $444, respectively                                             17,100                 10,157
   Inventories                                                                   6,630                  7,069
   Prepaid and other current assets                                                934                    400
                                                                         --------------        ---------------
          Total current assets                                                  25,969                 17,937

Property and equipment, net of accumulated
     depreciation of $11,370 and $10,792, respectively                           3,069                  2,469
Rental assets, net of accumulated depreciation
     of $4,686 and $4,239, respectively                                          2,730                  2,875
Goodwill                                                                         2,750                  2,750
Other intangible assets, net of accumulated amortization of $299                 4,841                      --
Other assets, net of accumulated amortization
     of $1,823 and $1,781, respectively                                            105                    126
Notes receivable                                                                   122                    178
                                                                         --------------        ---------------
          Total assets                                                        $ 39,586               $ 26,335
                                                                         ==============        ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current portion of long-term debt                                          $  1,067               $     83
   Accounts payable                                                              6,571                  5,596
   Accrued expenses and other current liabilities                                9,951                  7,722
                                                                         --------------        ---------------
          Total current liabilities                                             17,589                 13,401

Long-term liabilities:
   Long-term debt, net of current portion                                        9,869                  5,070
   Other long-term liabilities                                                   1,674                     --
                                                                         --------------        ---------------
          Total  long-term liabilities                                          11,543                  5,070
                                                                         --------------        ---------------
          Total liabilities                                                     29,132                 18,471
                                                                         --------------        ---------------
Commitments and contingencies                                                       --                     --
Stockholders' equity:
   Preferred stock, no par value - shares authorized
      10,000,000; no shares issued or outstanding                                   --                     --
   Common stock, no par value - shares authorized 50,000,000;
      12,939,696 outstanding at September 30, 2005 and December 31, 2004            --                     --
   Stock warrants                                                                1,528                    742
   Additional paid-in capital                                                   32,998                 32,998
   Accumulated deficit                                                         (23,924)               (25,728)
                                                                         --------------        ---------------
                                                                                10,602                  8,012
   Less cost of 148,803 treasury shares                                           (148)                  (148)
                                                                         --------------        ---------------
          Total stockholders' equity                                            10,454                  7,864
                                                                         --------------        ---------------
          Total liabilities and stockholders' equity                          $ 39,586               $ 26,335
                                                                         ==============        ===============

       The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an
                  integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands except per share data)


                                         For the three months ended                         For the nine months ended
                                               September 30,                                      September 30,
                                        2005                    2004                       2005                    2004
                                    --------------          -------------              --------------          -------------
Sales                                  $   24,723             $   16,796                  $   69,528             $   55,901
Cost of sales                              19,370                 13,462                      53,903                 43,574
                                    --------------          -------------              --------------          -------------
      Gross profit                          5,353                  3,334                      15,625                 12,327

     Selling                                2,973                  1,889                       7,936                  6,044
     Administrative and general             1,935                  1,524                       5,483                  4,726
                                    --------------          -------------              --------------          -------------
      Operating profit (loss)                 445                    (79)                      2,206                  1,557

Other income (expense):
     Other income                              42                     50                         111                     50
     Interest expense                        (191)                  (156)                       (513)                  (381)
                                    --------------          -------------              --------------          -------------
Income (loss) before income taxes             296                   (185)                      1,804                  1,226

Provision for income taxes                     --                     --                          --                     --
                                    --------------          -------------              --------------          -------------
Net income (loss)                             296                   (185)                      1,804                  1,226
                                    ==============          =============              ==============          =============
Net income (loss) per common share:

     Basic                             $     0.02             $    (0.01)                 $     0.14             $     0.10
                                    ==============          =============              ==============          =============
     Diluted                           $     0.02             $    (0.01)                 $     0.10             $     0.09
                                    ==============          =============              ==============          =============

 The accompanying notes and the notes in the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

          MARLTON TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                        (In thousands)


                                                                    For the nine months ended
                                                                          September 30,
                                                                  2005                   2004
                                                                ----------             ----------
Cash flows from operating activities:
   Net income                                                   $   1,804              $   1,226
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                                1,366                  1,546
     Change in assets and liabilities:
          Increase in accounts receivable, net                     (5,630)                (4,020)
          (Increase) decrease in inventories                        1,005                    (77)
          (Increase) decrease in prepaid and other assets            (534)                   134
          Decrease in notes and other receivables                      56                    246
          Increase (decrease) in accounts payable,
             accrued expenses and other current liabilities         1,668                   (267)
                                                                ----------             ----------
                Net cash used in operating activities                (265)                (1,212)
                                                                ----------             ----------
Cash flows from investing activities:
     Acquisition of business                                       (2,752)                    --
     Capital expenditures                                            (668)                  (840)
     Proceeds from affiliate, net                                      19                     50
                                                                ----------             ----------
                Net cash used in investing activities              (3,401)                  (790)
                                                                ----------             ----------
Cash flows from financing activities:
     Proceeds from revolving credit facility, net                   4,089                  2,511
     Proceeds from term loan, net                                     850                     --
     Payments for leasehold improvement obligation                    (34)                   (34)
     Proceeds from (payments for) capital lease obligations           (28)                   107
     Payments for loan origination fees                               (40)                  (133)
     Payments for assumed SBA loan                                    (76)                    --
     Payments for contingent acquisition obligations                 (101)                  (163)
                                                                ----------             ----------
               Net cash provided by financing activities            4,660                  2,288
                                                                ----------             ----------
Increase in cash and cash equivalents                                 994                    286
Cash and cash equivalents - beginning of period                       311                    241
                                                                ----------             ----------
Cash and cash equivalents - end of period                       $   1,305              $     527
                                                                ==========             ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Acquisition of Showtime Enterprises, Inc. Assets and Specified Liabilities:
Cash purchase price                                             $   2,752
Long-term debt incurred                                               982
Other long-term liabilities incurred                                1,775
Fair value of stock warrants                                          786
                                                                ----------
Total purchase price                                            $   6,295
                                                                ==========

Working capital acquired                                        $     343
Fair value of property, equipment and rental assets acquired          812
Covenants not to compete acquired                                     570
Customer relationships acquired                                     4,570
                                                                ----------
Total purchase price                                            $   6,295
                                                                ==========

  The accompanying notes and the notes in the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

The consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the quarter and nine month periods are not necessarily indicative of the results that may be expected for the full year or for future periods. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2004.

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
                                             ======

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Covenants not to compete will be amortized over 6 years and customer relationships will be amortized over an estimated life of 10 years. The covenants not to compete and customer relationships are reviewed periodically by management for impairment.

3.       MAJOR CUSTOMERS AND CONCENTRATIONS:

During the first nine months of 2005 and 2004, one customer accounted for 12.8% and 11.3%, respectively, of the Company's total sales. At September 30, 2005, this customer accounted for 12.9% of total accounts receivable and another customer accounted for 16.4% of total accounts receivable.

4.       PER SHARE DATA:

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share (in thousands except per share data):


                                             Three months ended          Nine months ended
                                               September 30,               September 30,
                                              2005         2004          2005          2004
                                            -------      -------       -------       -------

Net income (loss)                           $   296      $  (185)      $ 1,804       $ 1,226
                                            =======      =======       =======       =======
Weighted average common
   shares outstanding used to compute
   basic net income per common share         12,940       12,845        12,940        12,845
Additional common shares to be issued
   assuming the exercise of stock options,
   net of shares assumed reacquired           4,309           --         4,309         1,174
                                            -------      -------       -------       -------
Total shares used to compute diluted
   net income per common share               17,249       12,845        17,249        14,019
                                            =======      =======       =======       =======
Basic net income (loss) per share           $  0.02      $ (0.01)      $  0.14       $  0.10
                                            =======      =======       =======       =======
Diluted net income (loss) per share         $  0.02      $ (0.01)      $  0.10       $  0.09
                                            =======      =======       =======       =======

Excluded in the computation of diluted income per common share were outstanding options and warrants to purchase 1,120,000 shares of common stock at September 30, 2005 and 333,000 shares of common stock at September 30, 2004 because the option or warrant exercise prices were greater than the market price of the common shares.

5.       INVENTORIES:

Inventories,   as  of  the  respective  dates,  consist  of  the  following  (in thousands):

                     September 30, 2005   December 31, 2004
                     ------------------   -----------------
Raw materials                 $ 673             $ 440
Work in process               2,841             3,231
Finished goods                3,116             3,398
                             ------            ------
                             $6,630            $7,069
                             ======            ======

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) starting January 1, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) would require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004 and $235,000 of stock compensation expense in 2005 related to employee options issued in the second quarter of 2005. Based on expected vesting of stock options outstanding at September 30, 2005, the Company may record compensation expense of approximately $300,000 beginning in 2006 through 2009 and approximately $55,000 in 2010. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using

                   MARLTON TECHNOLOGIES, INC. AND SUBSDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

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


                                                 Three months ended          Nine months ended
                                                    September 30,              September 30,
                                               2005            2004         2005            2004
                                              ------          -------      ------          ------

  Net income (loss), as reported              $  296          $  (185)     $1,804          $1,226
                                              ------          -------      ------          ------
  Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method, net of tax                 (83)              (8)       (180)            (43)
                                              ------          -------      ------          ------
  Pro-forma net income                        $  213          $  (193)     $1,624          $1,183
                                              ======          =======      ======          ======
  Net income (loss) per share:
    Basic:
       As Reported                            $ 0.02          $ (0.01)     $ 0.14          $ 0.10
                                              ======          =======      ======          ======
       Pro-forma                              $ 0.02          $ (0.02)     $ 0.13          $ 0.09
                                              ======          =======      ======          ======
    Diluted:
       As reported                            $ 0.02          $ (0.01)     $ 0.10          $ 0.09
                                              ======          =======      ======          ======
       Pro-forma                              $ 0.01          $ (0.02)     $ 0.09          $ 0.08
                                              ======          =======      ======          ======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

8.       REVERSE STOCK SPLIT

On September 22, 2005, the Company announced that its Board of Directors approved a reverse stock split of its Common Stock to relieve the Company of the substantial and increasing expense of remaining a Securities and Exchange Commission ("SEC") reporting company. If approved by the Company's shareholders, the reverse stock split will reduce shareholders of record to less than 300, which will permit the Company to terminate its obligation to file reports with the SEC. As a result of the reverse stock split, the Company's Common Stock would be delisted from the American Stock Exchange, but would be expected to trade in the over-the-counter market.

The Board's approval followed the recommendation of a special committee of independent directors which was established to review the reverse stock split.
The special committee retained an investment banking firm to advise it and to review the fairness of the consideration to be paid to shareholders in the reverse stock split.

Pursuant to the terms of the 1 for 5,000 reverse stock split approved by the Company's Board, shareholders owning less than 5,000 shares would be paid $1.25 in cash per share. Shareholders owning more than 5,000 shares would remain as shareholders of the Company after the reverse stock split and would have fractional shares redeemed at the same rate. The Company estimates that an aggregate of $1,600,000 would be paid to its shareholders to complete the reverse stock split. Funding for the transaction is anticipated to be provided under the Company's existing revolving credit facility, subject to certain conditions on availability under the borrowing formula.

The Board will recommend that Company's shareholders approve the reverse stock split in proxy materials to be filed with the SEC in connection with a special meeting of shareholders to be held in December 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2005 and 2004.

SALES

                                          (In thousands)

                                        Three months ended
                                          September 30,

                                        2005           2004          % change
                                      -------        --------        --------

Trade show exhibits group             $14,394        $  8,191          75.7%
Permanent and scenic displays group    10,329           8,605          20.0%
                                      -------        --------         ------
Total sales                           $24,723        $16,796           47.2%
                                      =======        ========         ======

                                        Nine months ended
                                          September 30,

                                       2005            2004          % change
                                      -------        --------        --------

Trade show exhibits group             $45,273        $ 34,892          29.8%
Permanent and scenic displays group    24,255          21,009          15.5%
                                      -------        --------         ------
Total sales                           $69,528        $ 55,901          24.4%
                                      =======        ========         ======

Total net sales of $24.7 million for the third quarter of 2005 increased 47.2% from the third quarter of 2004, and total net sales of $69.5 million for the first nine months of 2005 increased 24.4% above the comparable prior year period. The third quarter increase was principally attributable to incremental sales of $4.7 million resulting from the Showtime business acquired on March 15, 2005 and to new customers obtained near the end of 2004. The sales increase for the first nine months of 2005 was primarily due to sales of $8.7 million contributed by the Showtime business as well as to sales to new customers.

GROSS PROFIT

Gross profit, as a percentage of net sales, increased to 21.7% in the third quarter of 2005 from 19.8% in the same prior year period and to 22.5% for the first nine months of 2005 from 22.1% in the comparable period of 2004. The third quarter improvement was primarily due to the favorable effect of higher sales volume as compared with fixed manufacturing overhead costs. The improvement for the nine month period was also due to the leverage of higher sales volume on fixed costs, partially offset by transition costs incurred in connection with the Showtime business acquisition.

SELLING EXPENSES

Selling expenses increased $1.1 million in the third quarter of 2005 and $1.9 million for the nine months of 2005 from the corresponding prior year periods. As a percentage of net sales, selling expenses increased to 12.0% and 11.4% in the third quarter and first nine months of 2005, respectively, from 11.4% and 10.8% for the same 2004 periods. These increases were largely the result of additional selling costs incurred in connection with the Showtime business acquisition and to the impact of higher sales on variable selling expenses.

ADMINISTRATIVE AND GENERAL EXPENSES

Administrative and general expenses increased $0.4 million in the third quarter of 2005 and $0.8 million in the first nine months of 2005 from the expense levels for the comparable periods of 2004. The third quarter increase was largely due to higher accrued incentive compensation and costs incurred in connection with the proposed reverse stock split discussed under liquidity and capital resources. The increase in general and administrative expenses for the nine months of 2005 was due to these third quarter factors, as well as to costs incurred in connection with the Showtime business acquisition.

OPERATING PROFIT

Operating profit of $445,000 for the third quarter of 2005 compared favorably to an operating loss of $79,000 for the same 2004 period. For the nine months of 2005, operating profit increased to $2.2 million from $1.6 million reported for the comparable prior year period. These increases were primarily due to higher sales, partially offset by costs incurred in connection with the Showtime business acquisition.

OTHER INCOME/(EXPENSE)

Interest expense increased to $191,000 in the third quarter of 2005 from $156,000 in the same 2004 period and to $513,000 for the first nine months of 2005 from $381,000 for the nine months of 2004. These increases were primarily due to higher borrowing from the Company's revolving credit facility largely as a result of financing higher accounts receivable as well as the Showtime business acquisition and as a result of higher interest rates on the Company's credit facility discussed below.

PROVISION FOR INCOME TAXES

The Company is currently using operating loss carry-forwards to offset its taxable income. As a result, the Company did not record an income tax provision for the first nine months of 2005 or 2004. The Company currently has a full valuation allowance against its operating loss carry-forwards. This allowance is reviewed by management for possible recovery on a periodic basis.

NET INCOME

The Company generated net income of $296,000 ($0.02 per fully diluted share) in the third quarter of 2005 as compared with a net loss of $185,000 ($0.01 per fully diluted share) in the same prior year period. For the first nine months of 2005, net income increased to $1.8 million ($0.10 per fully diluted share) from $1.2 million ($0.09 per fully diluted share) for the comparable 2004 period. These improvements were principally attributable to higher sales volume, partially offset by costs incurred in connection with the Showtime business acquisition.

BACKLOG

The Company's backlog of orders was approximately $35 million at September 30, 2005 and $16 million at September 30, 2004. This increase includes large multi-year permanent exhibit projects, as well as the backlog of orders from the Showtime business and new customers. The increase in the backlog is expected to yield lower gross profit margins, as a percentage of sales, due to changes in sales mix. Specifically, a significant portion of the backlog increase is related to permanent and scenic display projects which generally yield lower gross profit margins than the Company's trade show exhibit and other projects.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2004, the Company replaced its revolving credit and security agreement with a new credit facility provided by a commercial asset-based lender. The new credit facility originally expired on February 6, 2007 and provided for maximum borrowing capacity of up to $12 million based on a percentage of eligible accounts receivable and inventories. This facility has interest based on the 30-day dealer placed commercial paper rate plus a formula-determined spread, restricts the Company's ability to pay dividends, and includes certain financial covenants (fixed charge coverage ratio and maximum capital expenditure amount). The effective interest rate for this credit facility was 7.45% at September 30, 2005.

On March 21, 2005, the Company amended its credit facility to increase the maximum borrowing capacity from $12 million to $15 million, to increase the maximum borrowings on certain inventories and to extend the term by one year to February 6, 2008. The Company also obtained a one-year term loan for $1 million, bearing interest at the commercial paper rate plus 3.75% and requiring monthly principal payments of $25,000 starting on April 1, 2005, with the remaining balance of $700,000 due on March 21, 2006. This credit facility amendment and term loan were obtained to finance the Showtime acquisition. The Company had borrowings of approximately $9.1 million and additional borrowing capacity of approximately $3.5 million at September 30, 2005. In September 2005, the Company's commercial lender sold this credit facility to a bank.

The Company's working capital increased $3.9 million in the first nine months of 2005 to $8.4 million at September 30, 2005 from $4.5 million at December 31, 2004, largely due to a $6.9 million increase in accounts receivable and a $1 million increase in cash, partially offset by a $4.2 million increase in current liabilities. The accounts receivable increase was principally attributable to higher sales at the end of the third quarter of 2005 as compared with sales at the end of 2004. The increase in cash was largely due to the timing of accounts payable payments. The increase in current liabilities was largely due to timing of accounts payable payments, an increase in customer deposits and the term loan discussed above.

The Company anticipates capital expenditures of approximately $1 million for 2005.

On September 22, 2005, the Company announced that its Board of Directors approved a reverse stock split of its Common Stock to relieve the Company of the substantial and increasing expense of remaining a Securities and Exchange Commission ("SEC") reporting company. If approved by the Company's shareholders, the reverse stock split will reduce shareholders of record to less than 300, which will permit the Company to terminate its obligation to file reports with the SEC. As a result of the reverse stock split, the Company's Common Stock would be delisted from the American Stock Exchange, but would be expected to trade in the over-the-counter market.

The Board's approval followed the recommendation of a special committee of independent directors which was established to review the reverse stock split.
The special committee retained an investment banking firm to advise it and to review the fairness of the consideration to be paid to shareholders in the reverse stock split.

Pursuant to the terms of the 1 for 5,000 reverse stock split approved by the Company's Board, shareholders owning less than 5,000 shares would be paid $1.25 in cash per share. Shareholders owning more than 5,000 shares would remain as shareholders of the Company after the reverse stock split and would have fractional shares redeemed at the same rate. The Company estimates that an aggregate of $1,600,000 would be paid to its shareholders to complete the reverse stock split. Funding for the transaction is anticipated to be provided under the Company's existing revolving credit facility, subject to certain conditions on availability under the borrowing formula.

The Board will recommend that Company's shareholders approve the reverse stock split in proxy materials to be filed with the SEC in connection with a special meeting of shareholders to be held in December 2005.

The Company has lease commitments for certain facilities under non-cancelable operating leases. Timing of future lease commitments as well as maturities of long-term debt is as follows:


                                                         Payment due by period (in thousands)
                                                         ------------------------------------
                                                                          2006 to       2009 to      More than 5
       Contractual Obligations                 Total             2005        2008          2011         Years
       -----------------------                 -----             ----        ----          ----         -----
       Long-Term Debt Obligations            $10,936             $129     $10,348        $  459           $ --
       Capital Lease Obligations                  --               --          --            --             --
       Operating Lease Obligations             6,306              587       4,993           726             --
       Purchase Obligations                       --               --          --            --             --
       Other Long-Term Liabilities
       Reflected on the Registrant's
       Balance Sheet Under GAAP                1,674               --       1,318           356             --
                                             -------             ----     -------        ------           ----
                                  Total      $18,916             $716     $16,659        $1,541             --
                                             =======             ====     =======        ======           ====

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

OUTLOOK

The Company expects sales volume in 2005 and 2006 to increase from the 2004 sales level due to new clients and the Showtime acquisition. Sales increases from a higher backlog of orders are expected to yield lower margins due to less favorable sales mix.

The Company wrote off accounts receivable and inventories in 2001 as a result of K-Mart, a Sparks Custom Retail LLC customer, filing for bankruptcy. The subsequent settlement from its bankruptcy claim was for shares of Sears Holding Corp (previously K-Mart) common stock. Based on the current market price of Sears Holding Corp common stock, the Company has a contingent additional bad debt recovery of approximately $90,000 for the remaining 753 shares from this bankruptcy settlement.

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

In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) starting January 1, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS

123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) would require the Company to record approximately $15,000 of stock compensation expense in 2005 related to employee options issued and outstanding at December 31, 2004 and $235,000 of stock compensation expense in 2005 related to employee options issued in the second quarter of 2005. Based on expected vesting of stock options outstanding at September 30, 2005, the Company may record compensation expense of approximately $300,000 beginning in 2006 through 2009 and approximately $55,000 in 2010. Any further impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors including future compensation strategy. The pro forma compensation costs are calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. When used in this report, the words "intends," "believes," "plans," "expects," "anticipates," "probable," "could" and similar words are used to identify these forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to integrate the acquired Showtime business and maintain the customer base; the Company's proposed reverse stock split; continued availability of financing to provide additional sources of funding for capital expenditures, working capital and investments; the Company's ability to continue to identify and enter new markets and expand existing business; the effects of competition on products and pricing; growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material and labor prices from suppliers; changes in customers' financial condition; the Company's ability to attract and retain competent employees; the Company's ability to add and retain customers; changes in sales mix; the Company's ability to integrate and upgrade technology; uncertainties regarding accidents or litigation which may arise; uncertainties about the impact of the threat of future terrorist attacks on business travel and related trade show attendance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates, both on a national and international basis.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in interest rates, foreign currency exchange rates and commodity prices do not significantly affect the Company's financial position and results of operations. The Company's revolving credit facility bears an interest rate based on 30-day dealer placed commercial paper rate, plus a formula amount based on the Company's fixed charge ratio, which resulted in 7.45% at September 30, 2005.

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

         10.10 Employment Agreement dated November 24, 1999 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(l) to the Company Annual Report of Form 10-K for the year ended December 31, 1999, filed with the Commission).*

         10.11 Option Agreement dated January 10, 2000 with Stephen P. Rolf (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission).*

         10.12 Option Agreements with Outside Directors (Incorporated by reference to Company Proxy Statement dated April 30, 1999, filed with the Commission).*

         10.13 Option Agreements dated August 7, 2000 with Outside Directors (Incorporated by reference to Exhibit 10(x) to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission).*

         10.14 Option Agreements dated March 1, 2002 with Outside Directors (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

         10.15    2000 Equity  Incentive  Plan  (Incorporated  by  reference  to
                  Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission).*

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

         10.50 Amendment to Employment Agreement with Scott Tarte dated May 12, 2005 * (Incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.51 Amendment to Employment Agreement with Jeffrey Harrow dated May 12, 2005* (Incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.52 Amendment to Employment Agreement with Robert B. Ginsburg dated May 12, 2005* (Incorporated by reference to Exhibit
                  10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.53 Amendment to Employment Agreement with Alan I. Goldberg dated May 12, 2005* (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).5

         10.54 Amendment to Employment Agreement with Stephen P. Rolf dated May 12, 2005* (Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission).

         10.55    Lease  for   premises   located   at  2001   Woodhaven   Road,
                  Philadelphia, Pennsylvania 19154, dated October 12, 2005.

         10.56 Bank of America consent letter with respect to proposed reverse stock split

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

         31.2 Rule 13a - 14(a) / 15(d) - 14 (a) Certification, Chief Financial Officer

         32       Section 1350 Certifications

   * Management contract or compensatory plan or arrangement


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLTON TECHNOLOGIES, INC.
By: /s/ Robert B. Ginsburg
---------------------------
Robert B. Ginsburg
President and Chief Executive Officer

By: /s/ Stephen P. Rolf
-----------------------
Stephen P. Rolf
Chief Financial Officer

Dated: October 31, 2005